Form 10-K
period 2020-12-31
Medicus Sciences Acquisition Corp.
filed 2021-03-31
CIK 1836517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-40068

MEDICUS SCIENCES ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

152 West 57th Street, Floor 20 New York, New York	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 259-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-ninth of one redeemable warrant	MSACU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the units	MSAC	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units	MSACW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒     No  ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2020. The registrant’s units begin trading on the NASDAQ Capital Market on February 16, 2021 and the registrant’s Class A ordinary shares and warrants have not begun trading on the NASDAQ Capital Market as of the date of this Report.

As of March 26, 2021, there were 9,292,000 Class A ordinary shares, par value $0.0001 per share and 2,323,000 of the Company’s Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“Altium” are to Altium Capital Management, LP, an affiliate of our sponsor;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“company,” “we,” “us,” “our,” or “our company” are to Medicus Sciences Acquisition Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below), transfer agent and registrar for the ordinary shares, warrant agent of our public warrants (as defined below) and rights agent of our contingent rights (as defined below);

●	“contingent rights” are to contingent rights to receive, in certain circumstances described in the Registration Statement and pursuant to the contingent rights agreement, at the Medicus Distribution Time, at least two-ninths of one Distributable Medicus Redeemable Warrant receivable per each public share not redeemed in connection with our initial business combination;

●	“Distributable Medicus Redeemable Warrants” are to the redeemable warrants which our public shareholders have a contingent right to receive, in certain circumstances described in the Registration Statement and pursuant to the contingent rights agreement, at the Medicus Distribution Time, at least two-ninths of one Distributable Medicus Redeemable Warrant receivable per each public share not redeemed in connection with our initial business combination;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FDA” are to U.S. Food and Drug Administration;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●

“Forward Purchase Agreement” are to an agreement providing for the sale of our Forward Purchase Units to the Forward Purchasers in a private placement substantially concurrently with the closing of our initial business combination;

●	“Forward Purchase Securities” are to the Forward Purchase Shares, Forward Purchase Warrants, and Class A ordinary shares underlying the Forward Purchase Warrants;

●	“Forward Purchase Shares” are to our Class A ordinary shares contained in the Forward Purchase Units to be issued pursuant to the Forward Purchase Agreement, which will generally have identical terms to those Class A ordinary shares issued in our initial public offering, except as described herein;

●	“Forward Purchase Warrants” are to the warrants contained in the Forward Purchase Units to be issued pursuant to the Forward Purchase Agreement, which will generally have identical terms to those of the Redeemable Warrants issued in our initial public offering, except as described herein;

●	“Forward Purchase Units” are to the 1,600,000 units, each consisting of one Class A ordinary share and one-third of one warrant, that are issuable pursuant to the Forward Purchase Agreement;

●	“Forward Purchasers” are to Altium MSAC, LLC and Structure Alpha LLC, affiliates of Altium Capital Management, LP and Sio Capital Management, LLC, respectively;

●	“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued on a one-to-one basis upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination, subject to certain anti-dilution adjustments as described in the Registration Statement (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“Initial Business Combination Redemption Time” are to the time at which we redeem Class A ordinary shares that the holders thereof have elected to redeem in connection with our initial business combination, which will occur prior to the consummation our initial business combination;

●	“initial public offering” are to the initial public offering that was consummated by the Company on February 18, 2021;

●	“initial shareholders” are to our sponsor and each other holder of founder shares upon the consummation of our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or “our management team” are to our executive officers and directors;

●	“Maxim” are to Maxim Partners LLC, an affiliate of Maxim Group LLC, the representative of the underwriters in our initial public offering;

●	“Medicus Distribution Time” are to the time at which the Distributable Medicus Redeemable Warrants will be issued, which will occur immediately after the Initial Business Combination Redemption Time and immediately prior to the closing of our initial business combination.

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“Outstanding Redeemable Warrants” are to the redeemable warrants included as part of the units in our initial public offering, with one-ninth of one Outstanding Redeemable Warrant included in each unit;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“person” are to an individual or entity;

●	“private placement warrants” are to the warrants issued to our sponsor and Maxim in a private placement simultaneously with the closing of our initial public offering;

●	“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public warrants” or “Redeemable Warrants” are to our Outstanding Redeemable Warrants included in the units issued in our initial public offering and to the Distributable Medicus Redeemable Warrants issuable to the remaining holders of our outstanding Class A ordinary shares issued in our initial public offering (after we redeem any Class A ordinary shares that the holders thereof have elected to redeem in connection with our initial business combination), and, for the avoidance of doubt, the term “Redeemable Warrants” or “public warrants” does not include the Forward Purchase Warrants;

●	“Registration Statement” are to the Form S-1 filed with the SEC on December 23, 2020, as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2020;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Sio” are to Sio Capital Management, LLC, a registered investment advisor under the Investment Advisors Act of 1940, as amended, and an affiliate of our sponsor;

●	“sponsor” are to Medicus Sciences Holdings LLC, a Delaware limited liability company;

●	“trust account” are to the trust account in which an amount of $92,000,000 ($10.00 per unit) from the net proceeds of the sale of the units and private placement warrants in the initial public offering was placed following the closing of the initial public offering; and

●	“units” are to the units sold in our initial public offering, which consist of one public share, one-ninth of one public warrant and one contingent right;

●	“we,” “us,” “Company” or “our Company” are to Medicus Sciences Acquisition Corp.; and
●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm.

v

PART I

Item 1.	Business.

Introduction

We are an early-stage blank check company incorporated in November 2020 as a Cayman Islands exempted company incorporated for the purpose of effecting an initial business combination. To date, our efforts have been limited to organizational activities as well as activities related to our initial public offering. Since our initial public offering, we have focused our search for an initial business combination on businesses that may provide significant opportunities for attractive investor returns.

While we may pursue an initial business combination opportunity in any industry or geographical location, since our initial public offering, we have capitalized on our management team’s background and experience to identify promising opportunities in the medical technology sector.

In addition, we believe our ability to complete our initial business combination will be enhanced by having two investment funds affiliated with our sponsor that have agreed to purchase an aggregate of up to $16,000,000 of Forward Purchase Units, which purchase will take place in a private placement in such amounts as the Forward Purchasers determine, substantially concurrently with the closing of our initial business combination.

Initial Public Offering

On February 18, 2021, we consummated our initial public offering of 9,200,000 units. Each unit consists of (i) one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A ordinary shares”), (ii) one-ninth of one redeemable warrant of the Company (the “warrants”), with each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share and (iii) the contingent right to receive, in certain circumstances as described in the Registration Statement and pursuant to a contingent rights agreement, at least two-ninths of one redeemable warrant. The contingent rights will remain attached to the Class A ordinary shares, will not be separately transferable, assignable or salable, and will not be evidenced by any certificate or instrument. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $92,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 5,022,222 warrants to our sponsor and Maxim Partners LLC (“Maxim”) (3,642,222 private placement warrants to our sponsor and 1,380,000 to Maxim) at a purchase price of $0.90 per private placement warrant, generating gross proceeds of $4,520,000.

A total of $92,000,000, comprised of approximately $89,770,005 of the proceeds from the initial public offering and approximately $2,229,995 of the proceeds of the sale of the private placement warrants was placed in the trust account maintained by Continental, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Jacob Gottlieb, our Executive Chairman, and Michael Castor, our Chief Executive Officer and a Director, who have many years of experience in in healthcare investment and transactional execution. We must complete our initial business combination by February 18, 2023, 24 months from the closing of our initial public offering. If our initial business combination is not consummated by February 18, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.

Our Sponsor and Competitive Advantages

•	Combined Expertise and Resources of Two Healthcare-Focused Institutional Investors. Unlike most other healthcare-focused blank check companies, our sponsor is an affiliate of two healthcare-focused investment firms rather than just one. Specifically, our sponsor is an affiliate of Altium Capital Management, LP, an alternative asset manager focused on the healthcare industry, and Sio Capital Management, LLC, a global equity market neutral healthcare hedge fund. Altium and Sio manage in the aggregate over $1.0 billion in gross investment assets. We believe this enables us to leverage the significant healthcare investment acumen and experience of two distinct investment firms. Altium’s team is comprised of 17 individuals, a majority of whom have medical or advanced scientific training or education and/or investment management, analysis or banking experience, all of which enable a deeply differentiated approach to research, idea generation, and deal execution. Sio’s team is comprised of 13 individuals, seven of whom are dedicated to analyzing healthcare securities. Sio’s research personnel collectively have over 50 years of experience investing in healthcare companies. Across the team, Sio’s personnel have training in medicine, pharmacology, chemistry and research, as well as in business, finance and investing. The team has had healthcare as its exclusive area of focus, looking across all geographies, sectors and market caps, including both public and private companies, to remain informed about industry trends, company dynamics and operating environments.

•	Focus on Medical Technology. Although we may pursue a business combination in any industry, since our initial public offering, we have focused our efforts on targets within the medical technology subsector of the healthcare industry. We believe many of the other healthcare blank check companies currently in the market are focused on potential business combinations in the biotechnology or life sciences subsectors rather than medical technology.

•	Deep Experience in Evaluating the Business, Scientific, Clinical, Regulatory and Financial Merits of Potential Targets. We believe that our management team, coupled with our team of strategic advisors, enables us to conduct first-class, comprehensive financial analyses of potential targets for our initial business combination. Altium and Sio were founded, and are currently led, by Dr. Jacob Gottlieb and Dr. Michael Castor, respectively, both of whom are medical doctors by training who have built their respective teams on the foundation of implementing rigorous scientific, business and financial due diligence in making investment decisions. Our team of strategic advisors also include Dr. Joseph Gulfo, the former Chairman and CEO of a Nasdaq-listed medical technology company, who is a medical doctor by background and who successfully obtained FDA pre-market approval of a medical device used by dermatologists as well as Victor Gezunterman, a dedicated investment specialist with over 16 years of experience investing in, researching and analyzing companies in the medical technology sector.

•	Extensive Relationships. Within the health care industry, Altium and Sio as well as members of our board of directors have broad relationships with clinicians, scientists, researchers, entrepreneurs, private owners, venture capital and private equity investors, bankers and other key players in the healthcare industry. We believe, because Altium and Sio are affiliates of our sponsor, we have invaluable access to our sponsor’s and our Board members’ networks in the healthcare industry, which allows us to identify potential targets whose risk/reward profiles are asymmetrically skewed to the upside. We believe the well-roundedness of our team, strengthened by its strong ties across industry, academia and banking platforms, enhance our ability to source viable prospective target businesses in the medical technology sector, capitalize them, and ensure their public-market readiness.

•	Significant Healthcare Investment and Transaction Execution Experience. Our management team and Board, as well as our strategic advisors, include professionals with decades of experience in healthcare investment and transactional execution. Our executive management team and strategic advisors have a total of over 70 years of healthcare buy-side investing experience. Our team also includes Eric Cheng, a former senior healthcare investment banker with approximately 23 years of experience who has closed approximately 200 financings and merger and acquisition transactions representing over $13 billion in aggregate value. Additionally, one of our Board members, Christopher Kaster, has over 16 years of venture capital experience in the medical technology sector, including establishing and managing the venture capital business of Boston Scientific Corporation where he invested over $500 million across 45 private medical technology companies.

•	Demonstrated Healthcare Operating Experience. Our board of directors and team of advisors include Mr. Kaster, a highly experienced medical technology venture capital investor who has acted as a board member or board observer for over 30 companies, Dr. Gulfo, a seasoned healthcare operating executive who has served as President and/or Chief Executive Officer of two healthcare companies where he was also responsible for obtaining FDA approvals for a medical device and a therapeutic drug, Dr. Ross Levine, who serves on the Supervisory Board of Qiagen and was a member of the Scientific Advisory Board of Loxo Oncology which was acquired by Eli Lilly for approximately $8 billion in 2019, and Dr. Ken Berkovitz, who is Senior Vice President of Ascension and Ministry Market Executive of Ascension Michigan, where he is responsible for 16 hospitals. We believe the combined experience of our team will position us well to not only successfully execute a business combination within the prescribed time frame, but also ensure that the post-merger public company will be optimally prepared for the public markets and the execution of its business plan.

Industry Opportunity

While we may acquire a business in any industry, our focus has been on the healthcare industry in the United States and other developed countries, and particularly on the medical technology sector and medical devices in particular. Globally, spending on healthcare continues to rise and totaled $7.8 trillion in 2017, according to the World Health Organization. The Center for Medicare and Medicaid Services, or CMS, reported that total U.S. national health expenditures reached $3.6 trillion in 2018, or $11,172 per person, and accounted for approximately 17.7% of total U.S. Gross Domestic Product. CMS projects that U.S. national health expenditures will reach $6.2 trillion by 2028. We believe the healthcare industry, particularly the medical technology sector, represents an enormous and growing target market with a large number of potential target acquisition opportunities. According to Wolters Kluwer, medical device industry sales are estimated to have been $475 billion in the U.S. alone in 2019 and expected to increase to $595 billion by 2024, representing a compound annual growth rate of 5.6%. Improvements in wireless technology, further miniaturization of devices and increased computing power are all contributing to the speed of innovation within the medical technology sector.

The medical technology sector includes medical devices which range from simple low-tech devices to highly complicated, technology reliant devices such as programmable pacemakers, highly precise imaging systems, and surgical implants as well as devices with integrated medical software solutions. We see particular opportunities in technologies that help address the myriad of diseases and disorders associated with the aging population in the U.S. and globally.

According to data derived from CapitalIQ, since the beginning of 2015, there have been 29 initial public offerings, or IPOs, on U.S. stock exchanges of medical technology companies, compared to 284 IPOs of biopharmaceutical companies. We believe the dearth of IPOs in the medical technology sector compared to the biopharmaceutical sector creates a robust universe of potential private medical technology company targets for our initial business combination. We believe many of these target companies are motivated to pursue an alternative path to the public markets given that they have had limited access to the traditional IPO market.

Acquisition Strategy

We believe our management team is well positioned to identify unique opportunities in our target sectors, particularly in medical technology. We leverage our extensive relationships with senior executives and Board members of private and public companies, venture capital and growth equity funds and key opinion leaders, as well as investment banking firms, which we believe should provide us with a key competitive advantage in sourcing potential business combination targets. Given our profile and dedicated industry approach, target business candidates are brought to our attention from various unaffiliated sources, including investment market participants, venture capital and private equity funds and large business enterprises seeking to divest non-core assets or divisions and from particular investors in other private and public companies in our networks. We also believe that the collective reputation, experience and track record of Altium and Sio in making investments in the healthcare space make us a preferred partner for these potential targets.

Consistent with our strategy, we have identified the following general criteria to evaluate prospective target businesses. We may, however, decide to enter into our initial business combination with a target business that does not meet these criteria. We are seeking to acquire companies that we believe:

•	have a product offering or product pipeline based on highly differentiated, patent-protected or disruptive technologies;
•	have products or technologies with a high probability of clinical success, regulatory approval and commercial adoption, if not already at the commercial stage;
•	have a scientific or other competitive advantage in the markets in which they operate and which can benefit from access to additional capital as well as our industry relationships and expertise;
•	have the support of key opinion leaders in the relevant fields in which the companies compete;
•	exhibit attractive long-term growth prospects with sustainable high gross margins;
•	exhibit unrecognized value or other characteristics that we believe have been misevaluated by the market based on our rigorous analysis and scientific and business due diligence review;
•	are ready to become a publicly-held company, with strong management, corporate governance and reporting procedures in place;
•	will likely be well received by public investors and are expected to have good access to the public capital markets; and
•	will offer attractive risk-adjusted equity returns for our shareholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the interest earned on the trust account) at the time of signing the agreement to enter into the initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses or we are considering an initial business combination with an affiliated entity, we will obtain an opinion from an independent investment banking firm which is a member of FINRA, or an independent valuation or accounting firm with respect to the satisfaction of such criteria. We are not required to obtain such an opinion in any other context. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, if there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets test, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders.

We will structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to the completion of our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

We have entered into a Forward Purchase Agreement, as amended, with funds affiliated with Altium and Sio, pursuant to which the Forward Purchasers have agreed to purchase an aggregate of up to $16,000,000 of Forward Purchase Units, which will have a purchase price of $10.00 per unit and consist of one Class A ordinary share and one-third of one warrant per Forward Purchase Unit. The purchase of the Forward Purchase Units will take place in a private placement in such amounts as the Forward Purchasers determine, substantially concurrently with the closing of our initial business combination. The Forward Purchasers have no obligation to purchase the Forward Purchase Units unless proceeds from sale of the Forward Purchase Units are necessary to enable us to complete our initial business combination. In that event, the Forward Purchasers’ obligation to purchase the Forward Purchase Units is limited to the purchase amount necessary to provide us with sufficient funds to consummate our initial business combination and to pay related fees and expenses, after first applying amounts available to us from the trust account (after giving effect to any redemptions of public shares) and any other equity financing source obtained by us for such purpose at or prior to the consummation of our initial business combination, plus any additional amounts mutually agreed by us and the target company to be retained by the post-business combination company for working capital or other purposes. In the event less than the full amount of the Forward Purchase Units is purchased, the Forward Purchasers will participate in the forward purchase proportionally. In addition, to the extent that the Forward Purchasers offer a bridge loan or any other form of financing to a target company in connection with a proposed initial business combination between us and that target company, the Forward Purchasers’ forward purchase obligation shall be reduced by the amount of such loan or other financing. The Forward Purchasers’ obligation to purchase the Forward Purchase Units may not be transferred to any other parties.

The proceeds of any sales of Forward Purchase Units will not be deposited in the trust account. The Forward Purchase Shares will not have any right to receive Distributable Medicus Redeemable Warrants.The Forward Purchase Securities have certain registration rights as set forth in the Forward Purchase Agreement. The Forward Purchase Shares, to the extent issued prior to the record date for a shareholder vote on our initial business combination or any other matter, will have the right to vote on such matter with all other outstanding ordinary shares.

Except as described above, the terms of the Forward Purchase Shares and Forward Purchase Warrants, respectively, will be identical to the terms of the Class A ordinary shares and the Redeemable Warrants included in the units issued in our initial public offering.

Other Considerations

Altium and Sio are continuously made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with Altium, Sio or our sponsor or any of our officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with Altium, Sio, our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Affiliates of Altium and Sio and members of our board of directors directly and indirectly own founder shares and private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers or directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

In addition, certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including without limitation, any future special purpose acquisition companies we expect they may be involved in, investment funds, accounts, co-investment vehicles and other entities managed by affiliates of Altium and Sio and certain companies in which Altium, Sio or such entities have invested. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which such person has then-current fiduciary or contractual obligations (including, without limitation, any future special purpose acquisition companies we expect they may be involved in, any Altium or Sio funds or other investment vehicles), then such person will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these funds or investment entities decide to pursue any such opportunity, we may be precluded from pursuing that opportunity. In addition, investment ideas generated within or presented to Altium, Sio or our sponsor may be suitable for both us and a current or future Altium or Sio fund, portfolio company or other investment entity and, subject to applicable fiduciary duties, will first be directed to such fund, portfolio company or other entity before being directed, if at all, to us. None of Altium, Sio, our sponsor or any members of our board of directors who are also employed by Altium, Sio or their affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware solely in their capacities as officers or executives of Altium or Sio.

However, we do not expect these duties to materially affect our ability to complete our initial business combination.

In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. In particular, in the future we expect certain of our officers and directors may be officers and/or directors of other future special purpose acquisition companies. Moreover, our officers and directors have, and will have in the future, time and attention requirements for current and future investment funds, accounts, co-investment vehicles and other entities managed by Altium and Sio. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, investments funds, accounts, co-investment vehicles and other entities managed by Altium and Sio (including, without limitation, arising as a result of certain of our officers and directors being required to offer acquisition opportunities to such investment funds, accounts, co-investment vehicles and other entities), Altium, Sio and their affiliates will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties and there can be no assurance that such conflict of interest will be resolved in our favor. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the other hand, and us, on the other.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares, stock or other equity interests in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30.

Financial Position

As a result of our initial public offering and sale of the private placement warrants, we have funds available for a business combination initially in the amount of $92,000,000 as of March 26, 2021, or $108,000,000 assuming the Forward Purchasers elect to purchase the 1,600,000 Forward Purchase Units in full, in each case before the payment of fees and expenses associated with our initial business combination. We believe that we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations, other than searching for an initial business combination, until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering, the private placement of the private placement warrants and the Forward Purchase Units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to additional forward purchase agreements or backstop agreements which we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital. In addition to the Forward Purchase Units, we may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts raised in our initial public offering and held in the trust account. In addition, we intend to target businesses with enterprise values that are greater than what we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of our initial public offering. At this time, other than the Forward Purchase Agreement, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsor, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. Our amended and restated memorandum and articles of association provide that, following our initial public offering and prior to the consummation of our initial business combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond February 18, 2023 or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated memorandum and articles of association) we offer our public shareholders the opportunity to redeem their public shares.

Sources of Target Businesses

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses are brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus of our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and its affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as through attending trade shows, conferences or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. While we have not and do not anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with Altium, Sio, our sponsor or any of our officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with Altium, Sio, our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including any future special purpose acquisition companies we expect they may be involved in and entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which such person has then-current fiduciary or contractual obligations, such person will honor such person’s fiduciary or contractual obligations to present such business combination opportunity to such entity.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to identify and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and
•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

•	we issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of ordinary shares then issued and outstanding or (b) have voting power equal to or in excess of 20% of the voting power then issued and outstanding;
•	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or
•	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The Companies Act and Cayman Islands law do not currently require, and we are not aware of any other applicable law that will require, shareholder approval of our initial business combination.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

•	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
•	the expected cost of holding a shareholder vote;
•	the risk that the shareholders would fail to approve the proposed business combination;
•	other time and budget constraints of the company; and
•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In addition, the Forward Purchasers may exercise their right under the Forward Purchase Agreement to acquire the Forward Purchase Securities substantially concurrently with our initial business combination. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transactions could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met or (iii) reduce the number of public warrants outstanding or vote such warrants or any matter submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. We will adopt an insider trading policy which will require insiders to: (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information; and (2) clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

Redemption Rights for Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of March 26, 2021, the amount in the trust account was approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by deferred underwriting commissions we will pay to the underwriters. The redemption rights may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Issuance of Distributable Medicus Redeemable Warrants to Holders of Class A Ordinary Shares Not Electing Redemption

An aggregate of 1,777,778 Distributable Medicus Redeemable Warrants will be issued on a pro-rata basis only to holders of record of our Class A ordinary shares issued in our initial public offering that are outstanding after Initial Business Combination Redemption Time. The Medicus Distribution Time will be immediately after the Initial Business Combination Redemption Time and immediately prior to the closing of our initial business combination.

Each such remaining Class A ordinary share issued in our initial public offering will be issued that number of Distributable Medicus Redeemable Warrants calculated as the aggregate number of Distributable Medicus Redeemable Warrants (1,777,778 such warrants) divided by the aggregate number of then-outstanding Class A ordinary shares (after we have redeemed Class A ordinary shares that the holders thereof have elected to redeem in connection with our initial business combination). The minimum number of Distributable Medicus Redeemable Warrants that with respect to each Class A ordinary share that is not redeemed is two-ninths of a warrant, assuming no holders of Class A ordinary shares elect to redeem any of their shares. Public shareholders who elect to redeem their Class A ordinary shares will not receive any Distributable Medicus Redeemable Warrants in respect of such redeemed Class A ordinary shares. The contingent right to receive the Distributable Medicus Redeemable Warrants will remain attached to our Class A ordinary shares, will not be separately transferable, assignable or salable, and will not be evidenced by any form of certificate or instrument.

Our Distributable Medicus Redeemable Warrants are otherwise identical to our Outstanding Redeemable Warrants, including with respect to exercise price, exercisability and exercise period. No fractional Distributable Medicus Redeemable Warrants will be issued, no cash will be paid in lieu of fractional Distributable Medicus Redeemable Warrants and only whole Distributable Medicus Redeemable Warrants will trade. The Distributable Medicus Redeemable Warrants will be fungible with our Outstanding Redeemable Warrants and we expect that they will become tradable on the first trading day following their distribution, under the same stock symbol as the Outstanding Redeemable Warrants.

No Distributable Medicus Redeemable Warrants will be issued in respect of the Forward Purchase Shares.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange rule or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons.

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above will be contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company.

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a general meeting, we will:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon, who vote at a general meeting. A quorum for such meeting will consist of the holders present in person or by proxy of shares of the company representing a majority of the voting power of all the issued and outstanding shares of the company entitled to vote at such meeting. Our initial shareholders, officers and directors will count towards this quorum. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares purchased during or after our initial public offering in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 3,484,501, or approximately 37.9%, or 580,751, or approximately 6.3%, of the 9,200,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after our initial public offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 18, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Limitation on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the initial public offering, which we refer to as the “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management team at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we will not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using DWAC System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise such person’s redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for such shareholder to deliver such shareholder’s certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which such person could monitor the price of the company’s shares in the market. If the price rose above the redemption price, such person could sell such person’s shares in the open market before actually delivering such person’s shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until February 18, 2023.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have until February 18, 2023 to consummate an initial business combination. If we do not consummate an initial business combination by February 18, 2023, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by February 18, 2023.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by February 18, 2023 (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination by February 18, 2023).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 18, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director, or any other person.

If we do not consummate our initial business combination by the deadline set forth in our amended and restated memorandum and articles of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,844,413 of proceeds held outside the trust account as of March 26, 2021, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to the amounts held outside the trust accounts (approximately $1,844,413 as of March 26, 2021) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors; however such liability will not be greater than the amount of funds from our trust account received by any such shareholder. Because the offering expenses are less than our estimate of $1,120,000, the amount of funds we intend to hold outside the trust account has increased by approximately $284,412 to approximately $1,844,412.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.00 per public share to our public shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.”

As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not consummate an initial business combination by February 18, 2023, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 18, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by February 18, 2023, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, venture capital funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who properly exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and Redeemable Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination by February 18, 2023. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Item 1A.	Risk Factors.

Our business is subject to numerous risks and uncertainties, including those highlighted in the section title “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

•	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;

•	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

•	our expectations around the performance of a prospective target business or businesses may not be realized;

•	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

•	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

•	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

•	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

•	if the sale of some or all of the Forward Purchase Units fails to close, for any reason, we may lack sufficient funds to consummate our initial business combination;

•	trust account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

•	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

•	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time; and

•	because we intend to seek a business combination with a target business in the healthcare industry, we expect our future operations to be subject to risks associated with this industry.

RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search For, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable Cayman Islands law or Nasdaq rules or if we decide to hold a shareholder vote for business or other reasons. Examples of transactions that would not ordinarily require shareholder approval include asset acquisitions and share purchases, while transactions such as direct mergers with our company or transactions where we issue more than 20% of our outstanding shares would require shareholder. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a general meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such business combination. Except as required by law or Nasdaq rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate. Please see the section entitled “Business — Effecting Our Initial Business Combination — Shareholders may not have the ability to approve our initial business combination” for additional information.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our sponsor currently owns, on an as-converted basis, 20% of our outstanding ordinary shares. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to the completion of our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon, who vote at a general meeting. A quorum for such meeting will consist of the holders present in person or by proxy of shares of the company representing a majority of the voting power of all issued and outstanding shares of the company entitled to vote at such meeting. As a result, in addition to our initial shareholders’ founder shares, we would need 3,484,501, or approximately 37.9% (assuming all issued and outstanding shares are voted), or 580,751, or approximately 6.3% (assuming only the minimum number of shares representing a quorum are voted), of the 9,200,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights and we do not obtain sufficient funds from the sale of our Forward Purchase Units or from third-party financing, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our public shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

In evaluating a prospective target business for our initial business combination, our management may consider the availability of funds from the sale of units pursuant to the Forward Purchase Agreement, which may be used as part of the consideration to the sellers in our initial business combination. If the sale of some or all of the Forward Purchase Units fails to close, for any reason, we may lack sufficient funds to consummate our initial business combination.

We have entered into a Forward Purchase Agreement with the Forward Purchasers, as amended, pursuant to which they will purchase up to an aggregate of 1,600,000 Forward Purchase Units, each composed of one Class A ordinary share and one-third of one warrant per Forward Purchase Unit, at a price of $10.00 per unit, in a private placement that will close substantially concurrently with the closing of our initial business combination. The funds from the sale of such Forward Purchase Units are expected to be used as part of the consideration to the sellers in our initial business combination and to pay expenses in connection with our initial business combination.

The Forward Purchasers have no obligation to purchase the Forward Purchase Units unless proceeds from sale of the Forward Purchase Units are necessary to enable us to complete our initial business combination. In that event, the Forward Purchasers’ obligation to purchase the Forward Purchase Units is limited to the purchase amount necessary to provide us with sufficient funds to consummate our initial business combination and to pay related fees and expenses, after first applying amounts available to us from the trust account (after paying deferred underwriting commissions and giving effect to any redemptions of public shares) and any other equity financing source obtained by us for such purpose at or prior to the consummation of our initial business combination, plus any additional amounts mutually agreed by us and the target company to be retained by the post-business combination company for working capital or other purposes.

In addition, the Forward Purchasers’ obligation to purchase the Forward Purchase Units is subject to termination prior to the closing of the sale of such units by mutual written consent of us and such parties, or automatically if our initial business combination is not consummated by February 18, 2023, unless extended in accordance with our amended and restated memorandum and articles of association. In addition, the obligations to purchase the Forward Purchase Units are subject to fulfillment of customary closing conditions, including that our initial business combination must be consummated substantially concurrently with the purchase of the Forward Purchase Units.

In the event of any such failure to fund by the Forward Purchasers, if any obligation is so terminated or if any such condition is not satisfied and not waived by such party, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for the completion of our initial business combination or working capital of the post-combination business.

The requirement that we consummate an initial business combination within 24 months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by February 18, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination within the required time period with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing coronavirus (COVID-19) pandemic and the status of debt and equity markets.

The COVID-19 pandemic has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the share price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, this diligence may not surface all material issues with a particular target business. In addition, factors outside of the target business and outside of our control may later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may not be able to consummate an initial business combination within 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination by February 18, 2023. Our ability to complete our initial business combination may be negatively impacted by the significant competition for business combination opportunities, general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within the prescribed time frame, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 (as of March 31, 2021) per public share” and other risk factors herein.

If we do not consummate an initial business combination within 24 months from the closing of our initial public offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our trust account.

If we do not consummate an initial business combination by February 18, 2023, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond February 18, 2023 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which would reduce the public “float” of our Class A ordinary shares or public warrants, and may influence a vote on a proposed business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.

In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. We will adopt an insider trading policy which will require insiders to: (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information; and (2) clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary. See “Business — Permitted Purchases of Our Securities” for a description of how our sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we will not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, you would be required to sell your shares in open market transactions, potentially at a loss.

Because of the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 (as of March 31, 2021) per share on our redemption of our Class A ordinary shares issued in our initial public offering, or less than such amount in certain circumstances, and our Outstanding Redeemable Warrants will expire worthless, and no Distributable Medicus Redeemable Warrants will have been issued.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries.

Furthermore, because we are obligated to pay cash for the Class A ordinary shares which our public shareholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 (as of March 31, 2021) per share, or less in certain circumstances, on the liquidation of our trust account, and our Outstanding Redeemable Warrants will expire worthless, and no Distributable Medicus Redeemable Warrants will have been issued. In certain circumstances, our public shareholders may receive less than $10.00 (as of March 31, 2021) per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 (as of March 31, 2021) per public share” and other risk factors below.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until February 18, 2023, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.00 (as of March 31, 2021) per share, or less than such amount in certain circumstances, and our Outstanding Redeemable Warrants will expire worthless, and no Distributable Medicus Redeemable Warrants will have been issued.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until February 18, 2023, assuming that our initial business combination is not completed during that time. We believe that, upon the closing of our initial public offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least until February 18, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 (as of March 31, 2021) per share, or less in certain circumstances, on the liquidation of our trust account, our Outstanding Redeemable Warrants will expire worthless, and no Distributable Medicus Redeemable Warrants will have been issued. In certain circumstances, our public shareholders may receive less than $10.00 (as of March 31, 2021) per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 (as of March 31, 2021) per public share” and other risk factors below.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

We may not hold an annual general meeting until after the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. As an exempted company, there is no requirement under the Companies Law for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management.

Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to the completion of our initial business combination.

Prior to the completion of our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders currently own, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, except for the Forward Purchase Units. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors were appointed by our sponsor. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination.

The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to the registration rights agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial shareholders and their permitted transferees can demand that we register their founder shares, after those shares convert to our Class A ordinary shares at the time of our initial business combination. In addition, holders of our private placement warrants (and underlying securities) and their permitted transferees can demand that we register the private placement warrants and Class A ordinary shares issuable upon exercise of the private placement warrants, and holders of placement warrants that may be issued upon conversion of working capital loans, may demand that we register such warrants or the Class A ordinary shares issuable upon exercise of such warrants. In addition, the Forward Purchasers may also demand we register the Forward Purchase Securities. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our sponsor, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. An investment in our units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Because we intend to seek a business combination with a target business in the healthcare industry, we expect our future operations to be subject to risks associated with this industry.

Because we intend to seek a business combination with a target business in the healthcare industry, in particular the medical technology sector, we expect our future operations to be subject to risks associated with this industry.

Healthcare related companies are generally subject to greater governmental regulation than most other industries at the U.S. state and federal levels, and internationally. In recent years, both local and national governmental budgets have come under pressure to reduce spending and control healthcare costs, which could both adversely affect regulatory processes and public funding available for healthcare products, services and facilities. In March 2010, comprehensive healthcare reform legislation was enacted in the United States. These laws are intended to increase health insurance coverage through individual and employer mandates, subsidies offered to lower income individuals, tax credits available to smaller employers and broadening of Medicaid eligibility.

While one intent of healthcare reform is to expand health insurance coverage to more individuals, it may also involve additional regulatory mandates and other measures designed to constrain medical costs, including coverage and reimbursement for healthcare services. Healthcare reform has had a significant impact on the healthcare sector in the United States and consequently has the ability to affect companies within the healthcare industry. The ultimate effects of federal healthcare reform or any future legislation or regulation, or healthcare initiatives, if any, on the healthcare sector, whether implemented at the federal or state level or internationally, cannot be predicted with certainty and such reform, legislation, regulation or initiatives may adversely affect the performance of a potential business combination.

Changes in governmental policies may have a material effect on the demand for or costs of certain products and services. A healthcare related company must receive government approval before introducing new drugs and medical devices or procedures. This process may delay the introduction of these products and services to the marketplace, resulting in increased development costs, delayed cost recovery and loss of competitive advantage to the extent that rival companies have developed competing products or procedures, adversely affecting the company’s revenues and profitability. Failure to obtain governmental approval of a key drug or device or other regulatory action could have a material adverse effect on the business of a target company. Additionally, expansion of facilities by healthcare related providers is subject to “determinations of need” by the appropriate government authorities. This process not only increases the time and cost involved in these expansions, but also makes expansion plans uncertain, limiting the revenue and profitability growth potential of healthcare related facilities operators.

Certain healthcare related companies depend on the exclusive rights or patents for the products they develop and distribute. Patents have a limited duration and, upon expiration, other companies may market substantially similar “generic” products that are typically sold at a lower price than the patented product, causing the original developer of the product to lose market share and/or reduce the price charged for the product, resulting in lower profits for the original developer. As a result, the expiration of patents may adversely affect the profitability of these companies. The profitability of healthcare related companies may also be affected, among other factors, by restrictions on government reimbursement for medical expenses, rising or falling costs of medical products and services, pricing pressure, an increased emphasis on outpatient services, a limited product offering, industry innovation, changes in technologies and other market developments. Finally, because the products and services of healthcare related companies affect the health and well-being of many individuals, these companies are especially susceptible to product liability lawsuits.

The healthcare industry spends heavily on research and development. Research findings (e.g., regarding side effects or comparative benefits of one or more particular treatments, services or products) and technological innovation (together with patent expirations) may make any particular treatment, service or product less attractive if previously unknown or underappreciated risks are revealed, or if a more effective, less costly or less risky solution is or becomes available. Any such development could have a material adverse effect on the companies that are target businesses for investment.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we may not adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities.

Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria.

Although we have identified general criteria for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria, such combination may not be as successful as a combination with a business that does meet all of our general criteria. In addition, if we announce a prospective business combination with a target that does not meet our general criteria, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange rule, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 (as of March 31, 2021) per public share, or less in certain circumstances, on the liquidation of our trust account and our Outstanding Redeemable Warrants will expire worthless and no Distributable Medicus Redeemable Warrants will have been issued.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm which is a member of FINRA that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrantholder to recognize taxable income in the jurisdiction in which the shareholder or warrantholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrantholders to pay such taxes. Shareholders or warrantholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

It is possible that, after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

We may have limited information or ability to assess the company or management of a prospective target business and, as a result, may effect our initial business combination with a target business that is not as profitable as we suspected, if at all, or whose management may not have the skills, qualifications or abilities to manage a public company.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

We may issue notes or other debt, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt, or to otherwise incur debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering, the sale of the private placement warrants and the sale of the Forward Purchase Units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the sale of the private placement warrants provide us with approximately $92,002,658 (as of March 25, 2021), plus up to an additional $16,000,000 from the sales of Forward Purchase Units, that we may use to complete our initial business combination (which include up to $2,300,000 of deferred underwriting commissions). The amount available to us may be less in the event of redemptions.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We may seek to amend our amended and restated memorandum and articles of association or other governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate a business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 18, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered in our initial public offering, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the sale of the private placement warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the Company; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by holders representing at least two-thirds of our outstanding Class B ordinary shares. Our initial shareholders, and their permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 20% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 18, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers and directors for any breach of this agreement. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on our proposed business combination include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination by February 18, 2023.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Risks Relating to Our Sponsor and Management Team

Past performance by our management team or their affiliates, including Altium and Sio, may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or their affiliates, including Altium and Sio, is presented for informational purposes only. Any past experience of and performance by our management team or their affiliates, including Altium and Sio, is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our management team, Altium, Sio or any of their affiliates’ or managed fund’s performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in Altium or Sio.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our directors and officers to the fullest extent permitted by law and we have purchased directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our directors and officers. However, any such insurance may not be available or sufficient. Further, our directors and officers have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided by us will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account, or (ii) we consummate our initial business combination. Our obligations to indemnify our directors and officers may discourage shareholders from bringing a lawsuit against our directors and officers for breach of their fiduciary duties. These provisions may also have the effect of reducing the likelihood of derivative litigation against our directors and officers even though, such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent that we may incur the costs of settlement and damage awards against our directors and officers pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our executive officers and directors will allocate their time to other businesses, and may be involved in litigation unrelated to our business, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, in the future we expect certain of our officers and/or directors may be officers and/or directors of other future special purpose acquisition companies. Our independent directors also serve as officers and board members for other entities. Our directors and officers may also from time to time be involved in litigation or other claims unrelated to their activities on our behalf. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs or otherwise adversely impact us which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

In addition, our directors and officers, Altium, Sio, or their affiliates expect in the future to become affiliated with other public blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies, prior to its presentation to us. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. See the section in our Registration Statement titled “Description of Securities — Certain Differences in Corporate Law — Shareholders’ Suits” for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or initial shareholders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described in our Registration Statement under “Management — Conflicts of Interest.” Our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Business — Effecting Our Initial Business Combination — Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent valuation or accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since the Forward Purchasers and our sponsor will lose the investment opportunity presented by the Forward Purchase Units and the private placement warrants, respectively, if our initial business combination is not completed, our sponsor and directors may have a conflict of interest in determining whether a particular business combination target is appropriate for our initial business combination.

We have entered into a Forward Purchase Agreement with the Forward Purchasers pursuant to which they have agreed to purchase an aggregate of up to $16,000,000 of Forward Purchase Units. Purchases of the Forward Purchase Units will take place in a private placement substantially concurrently with the closing of our initial business combination. If we do not complete an initial business combination, the Forward Purchasers will lose the investment opportunity presented by the Forward Purchase Agreement.

Simultaneously with the closing of our initial public offering, our sponsor purchased the private placement warrants for an aggregate purchase price of approximately $3,278,000. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) will not be transferable, assignable or salable until 30 days after the completion of our initial business combination. Each private placement warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. If we do not complete an initial business combination, or we enter into an initial business combination that is unlikely to result in a price per ordinary share above $11.50, our sponsor will lose the investment opportunity presented by the private placement warrants.

Our sponsor, directors and officers have agreed (A) to vote any public shares owned by them in favor of any proposed business combination and (B) not to redeem any public shares (whether acquired during or after our initial public offering) in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target initial business, completing our initial business combination and influencing the operation of the business following our initial business combination.

Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our shareholders prior to the completion of our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Risks Relating to Our Securities

If you elect to exercise your redemption rights with respect to your Class A ordinary shares, you will not receive any Distributable Medicus Redeemable Warrants.

In connection with our initial business combination, and in connection with certain amendments to our amended and restated memorandum and articles of association, public shareholders will have the opportunity to exercise their right to redeem their Class A ordinary shares for cash. However, our Distributable Medicus Redeemable Warrants will be issued only to the holders of record of those Class A ordinary shares that remain outstanding after redemptions in connection with our initial business combination. The Distributable Medicus Redeemable Warrants will be issued at the Medicus Distribution Time on a pro-rata basis in respect of such remaining Class A ordinary shares. Accordingly, to the extent that you elect to redeem your shares of Class A ordinary shares, you will receive no Distributable Medicus Redeemable Warrants in respect of such shares. The contingent right to receive the Distributable Medicus Redeemable Warrants will remain attached to our Class A ordinary shares, will not be separately transferable, assignable or salable and will not be evidenced by any certificate or instrument.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 (as of March 31, 2021) per public share, or less in certain circumstances, on the liquidation of our trust account and our Outstanding Redeemable Warrants will expire worthless and no Distributable Medicus Redeemable Warrants will have been issued.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 (as of March 31, 2021) per public share, or less in certain circumstances, on the liquidation of our trust account and our Outstanding Redeemable Warrants will expire worthless and no Distributable Medicus Redeemable Warrants will have been issued. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 (as of March 31, 2021) per share” and other risk factors below.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Business — Effecting Our Initial Business Combination — Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 18, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination by February 18, 2023, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by February 18, 2023, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units are currently listed on Nasdaq and our Class A ordinary shares and warrants will be listed on Nasdaq on or promptly after their date of separation (at which time the holders of our units would hold the separate component securities and no longer hold units, and the units would no longer trade). Although we meet the minimum initial listing standards set forth in Nasdaq’s listing standards, our securities may not continue to be listed on Nasdaq in the future or prior to the completion of our initial business combination. In order to continue listing our securities on Nasdaq prior to the completion of our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, the share price of our securities would generally be required to be at least $4.00 per share, our shareholders’ equity would generally be required to be at least $5,000,001 and we would be required to have a minimum of 300 round-lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500). We may not be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units have been approved for listing on Nasdaq and eventually our Class A ordinary shares and warrants will be listed on Nasdaq, our units, Class A ordinary shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 (as of March 31, 2021) per public share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination by February 18, 2023, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 (as of March 31, 2021) per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement which is filed as an exhibit to this Report, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than approximately $10.00 (as of March 31, 2021) per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of income tax, if any (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than approximately $10.00 (as of March 31, 2021) per share.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 (as of March 31, 2021) per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 (as of March 31, 2021) per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 (as of March 31, 2021) per public share.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement under the Securities Act for the registration of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. We may not able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws and there is no applicable exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of units sold in our initial public offering. In such an instance, our sponsor and its transferees (which may include our management team) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If you exercise your Redeemable Warrants on a “cashless basis,” you will receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the Redeemable Warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the Class A ordinary shares issuable upon exercise of the Redeemable Warrants is not effective by the 60th business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement, exercise Redeemable Warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if our Class A ordinary shares are at any time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Redeemable Warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and will be required to use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Third, if we call our Redeemable Warrants for redemption when the price per Class A ordinary share equals or exceeds $18.00, we may require any holders wishing to exercise their warrants prior to the date of redemption to do so on a cashless basis. In any of the circumstances described above, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (as defined with respect to the applicable cashless exercise or redemption provision) less the exercise price of the warrants by (y) the fair market value and (B) 0.3611 per Redeemable Warrant. Fourth, if we call our Redeemable Warrants for redemption when the price per share of our Class A ordinary shares equals or exceeds $10.00, holders who exercise their warrants will receive that number of shares set forth in the table as described under “Description of Securities — Redeemable Warrants.” As a result, you would receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use best efforts to file with the SEC a registration statement for the issuance of the Class A ordinary shares underlying the warrants within 15 business days of the closing of an initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. We currently have 190,708,000 authorized but unissued Class A ordinary shares and 17,677,000 authorized but unissued Class B ordinary shares available for issuance, which amount of Class A ordinary shares does not take into account Class A ordinary shares reserved for issuance upon exercise of any outstanding warrants (including the Redeemable Warrants and the private placement warrants) or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination as described herein and in our amended and restated memorandum and articles of association. There are currently no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that, prior to the completion of our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

Our initial shareholders may receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares on the first business day following the consummation of our initial business combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of our initial public offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial business combination (including the Forward Purchase Shares), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, members of our management team or any of their affiliates upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

We may amend the terms of the contingent rights in a way that may be adverse to holders with the consent or vote of the holders of not less than two-thirds of the then outstanding contingent rights, as evidenced by their ownership of the ordinary shares.

Our contingent rights are issued under a contingent rights agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The contingent rights agreement provides that the terms of the contingent rights may be amended without the consent of any holder for the purpose of curing any ambiguity, or of curing, correcting or supplementing any defective provision contained therein or adding or changing any other provision with respect to matters or questions arising under the contingent rights agreement as the parties may deem necessary or desirable. The contingent rights agreement requires the consent or vote of the holders of not less than two-thirds of the then outstanding contingent rights, as evidenced by their ownership of the ordinary shares, in order to make any change that will adversely affect the interests of the holders of the contingent rights. As a result, a change that is approved by two-third of the holders of the contingent rights, as evidenced by their ownership of the ordinary shares, could adversely affect your contingent rights, without your approval.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in our Registration Statement, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of our warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants, and solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the warrants with the consent of at least 50% of the then outstanding public warrants and the private placement warrants, is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement.

If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than courts of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the daily volume-weighted average price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

In addition, we may redeem your warrants at any time after they become exercisable and prior to their expiration at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. Please see “Redeemable Warrants — Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” in Exhibit 4.5 to this Report. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.3611 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants. None of the placement warrants will be redeemable by us (except as set forth under “Redeemable Warrants — Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” in Exhibit 4.5 to this Report) so long as they are held by our sponsor, Maxim or their permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We have entered into a Forward Purchase Agreement with the Forward Purchasers, as amended, pursuant to which they have agreed to purchase an aggregate of up to $16,000,000 of Forward Purchase Units. Each Forward Purchase Unit is composed of one Class A ordinary share and one-third of one warrant, at a price of $10.00 per unit. Purchases of the Forward Purchase Units will take place in a private placement substantially concurrently with the closing of our initial business combination. If we do not complete an initial business combination, the Forward Purchasers will lose the investment opportunity presented by the Forward Purchase Agreement.

We issued Outstanding Redeemable Warrants to purchase 1,022,222 Class A ordinary shares as part of the units issued in our initial public offering, and will also be issuing Distributable Medicus Redeemable Warrants to purchase 2,044,444 Class A ordinary shares in connection with the closing of our initial business combination, each at an exercise price of $11.50 per share. In addition, substantially concurrently with the consummation of our initial business combination, Forward Purchase Warrants to purchase up to 533,333 Class A ordinary shares may be issued pursuant to the Forward Purchase Agreement (as part of the Forward Purchase Units). In addition, simultaneously with the closing of our initial public offering, we issued in a private placement 5,022,222 private placement warrants to purchase an aggregate of 5,022,222 Class A ordinary shares at $11.50 per share. In addition, if the sponsor makes any working capital loans, it may convert up to $2,000,000 of such loans into up to an additional 2,222,222 private placement warrants, at the price of $0.90 per warrant.

To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-ninth of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-ninth of one Outstanding Redeemable Warrant. Pursuant to the warrant agreement, the Redeemable Warrants may only be exercised for a whole number of shares and only a whole warrant may be exercised at any given time. While holders of public shares who elect not to redeem such shares in connection with our initial business combination will also receive the issuance of Redeemable Warrants in the form of Distributable Medicus Redeemable Warrants, it is likely that the number of Distributable Medicus Redeemable Warrants issued to any such holder will not be a whole number. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of our initial business combination, since the Outstanding Redeemable Warrants and Distributable Medicus Redeemable Warrants (assuming no redemptions of our Class A ordinary shares) will be exercisable in the aggregate for one-third of the number of shares sold in our initial public offering (as compared to units that each contain a warrant to purchase one whole share), and to provide an incentive to our public shareholders to not redeem their Class A ordinary shares. Nevertheless, this unit structure may cause our units to be worth less than if each unit included a warrant to purchase one whole Class A ordinary share.

A provision of our warrant agreement may make it more difficult for use to consummate an initial business combination.

Unlike some blank check companies, if (x) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by us and in the case of any such issuance to our sponsor or its affiliates, without taking into account any founder shares held by our initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and (z) the volume-weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we complete our initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described adjacent to “Redeemable Warrants — Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redeemable Warrants — Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” in Exhibit 4.5 to this Report will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively. This may make it more difficult for us to consummate an initial business combination with a target business.

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our trust account at such time, which is generally approximately $10.00. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

General Risk Factors

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated exempted company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-business combination business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 18, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination by February 18, 2023, subject to applicable law and as further described herein. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 (as of March 31, 2021) per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of our Registration Statement captioned “Taxation — United States Federal Income Tax Considerations — General”) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception (see the section of our Registration Statement captioned “Taxation — United States Federal Income Tax Considerations — U.S. Holders — Passive Foreign Investment Company Rules”). Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules. For a more detailed discussion of the tax consequences of PFIC classification to U.S. Holders, see the section of our Registration Statement captioned “Taxation — United States Federal Income Tax Considerations — U.S. Holders — Passive Foreign Investment Company Rules.”

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs and the rights of shareholders are governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States. For a more detailed discussion of the principal differences between the provisions of the Companies Law applicable to us and, for example, the laws applicable to companies incorporated in the United States and their shareholders, see the section of our Registration Statement captioned “Description of Securities — Certain Differences in Corporate Law.”

Shareholders of Cayman Islands exempted companies like the company have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of the register of members of these companies. Our directors have discretion under our amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

We have been advised by Maples and Calder, our Cayman Islands counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our executive offices are located at 152 West 57th Street, Floor 20, New York, NY 10019. Our telephone number is (212) 259-8400. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, are traded on the NASDAQ Capital Market under the symbol “MSACU. Our units commenced public trading on February 16, 2021, and our public shares and public warrants have not commenced separate public trading as of the date of this Report. Once the securities comprising the units begin separate trading, we expect that the Class A ordinary shares and warrants will trade on Nasdaq under the symbols “MSAC” and “MSACW,” respectively.

(b)	Holders

On March 26, 2021, there was one holder of record of our units, one holder of record of our shares of Class A ordinary shares and two holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time and we will only pay such dividends out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

On February 18, 2021, the Company consummated its initial public offering of 9,200,000 units, including 1,200,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of (i) one public share, (ii) one-ninth of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share and (iii) the contingent right to receive, in certain circumstances as described in the Registration Statement and pursuant to a contingent rights agreement, at least two-ninths of one public warrant. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $92,000,000. The securities sold in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-251674), which became effective on February 12, 2021.

A total of $92,000,000 of the proceeds from the initial public offering (which amount includes $2,300,000 of the underwriters’ deferred discount) and the sale of the private placement warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

We paid a total of $1,840,000 in underwriting discounts and commissions, excluding a deferred underwriting discount of $2,300,000, the fair value of the representative shares of $920 and $491,261 for other costs and expenses related to the initial public offering. In addition, we issued to Maxim 92,000 Class A ordinary shares. Maxim has agreed not to transfer, assign or sell any such shares until the completion of our initial business combination. In addition, Maxim has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of our initial business combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if we fail to complete our initial business combination by February 18, 2023.

Maxim Group LLC agreed to defer $2,300,000 in underwriting commission (the “deferred commission”) until the completion of the Company’s initial business combination, if any, which deferred commission would be paid out of the trust account. Such funds will be released only upon consummation of an initial business combination. If the business combination is not consummated, such deferred commission will be forfeited. None of the underwriters will be entitled to any interest accrued on the deferred commission.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 26, 2020 (inception) to December 31, 2020 were organizational activities and those necessary to consummate the initial public offering, described below. Following the initial public offering, we do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the initial public offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2020, we had a net loss of $6,068 which consists of operating and formation costs.

Liquidity and Capital Resources

As of December 31, 2020, we had cash of $2,000. Until the consummation of the initial public offering, our liquidity needs were satisfied through the receipt of $25,000 from our sale of the Founder Shares, and unsecured loans of $84,285 from our sponsor.

On February 18, 2021, the company consummated the initial public offering of 9,200,000 units, including 1,200,000 units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover over-allotments, at $10.00 per unit, generating gross proceeds of $92,000,000.

Simultaneously with the closing of the initial public offering, the company consummated the sale of 5,022,222 private placement warrants to the sponsor and Maxim (3,642,222 private placement warrants to the sponsor and 1,380,000 to Maxim) at a price of $0.90 per private placement warrant, generating total gross proceeds of $4,520,000.

Transaction costs amounted to $4,632,181 consisting of $1,840,000 of underwriting commissions, $2,300,000 of deferred underwriting commissions, the fair value of the representative shares of $920 and $491,261 of other cash offering costs.

Following the closing of the initial public offering and the sale of over-allotment units, an aggregate of $92,000,000 ($10.00 per unit) from the net proceeds and the sale of the private placement warrants was held in the trust account.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable) to complete our initial business combination. We may withdraw interest from the trust account to pay franchise and income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any other critical accounting policies.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-15 comprising a portion of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Jacob Gottlieb, M.D.	49	Executive Chairman
Michael Castor, M.D.	50	Chief Executive Officer & Director
Eric Cheng	51	Chief Business Officer
Judah Drillick	44	Chief Financial Officer
Kenneth Berkovitz, M.D., F.A.C.C.	61	Director
Christopher Kaster	49	Director
Ross Levine, M.D.	49	Director

The experience of our directors and executive officers is as follows:

Jacob Gottlieb, M.D. has served as our Executive Chairman since our inception in November 2020. Dr. Gottlieb is the Managing Partner and Chief Investment Officer of Altium Capital Management, LP, a healthcare-focused alternative asset manager and affiliate of our sponsor, a role he has held since he founded Altium in 2017. Prior to founding Altium, Dr. Gottlieb founded Visium Asset Management, a healthcare-focused investment firm, which was spun out from Balyasny Asset Management in 2005. Under Dr. Gottlieb’s leadership as Managing Member and Chief Investment Officer of Visium from 2005 to 2016, Visium grew to approximately $8 billion in assets under management, employing over 175 people in New York, San Francisco and London. Prior to founding Visium, from 2001 to 2005, Dr. Gottlieb was the Healthcare Portfolio Manager and Partner at Balyasny Asset Management, an investment management firm, where he built his team to over 20 investment professionals prior to spinning out to form Visium. Before joining Balyasny, he was a Portfolio Manager at Merlin BioMed, a healthcare-focused investment firm. Dr. Gottlieb started his investment career as a buy-side analyst at Sanford C. Bernstein (now AllianceBernstein), an investment firm, covering global healthcare. Dr. Gottlieb earned his B.A. from Brown University, where he graduated magna cum laude, then attended New York University Medical School where he earned his M.D. in 1997. Dr. Gottlieb obtained his Chartered Financial Analyst (CFA) charter in 2001, and his Professional Risk Manager (PRM) designation in 2010. We believe Dr. Gottlieb is well-qualified to serve as a member of our board of directors due to his experience in asset management, and his contacts and relationships.

Michael Castor, M.D. has served as our Chief Executive Officer and Director since our inception in November 2020. Dr. Castor founded Sio Capital Management, LLC, a healthcare-focused investment firm and affiliate of our sponsor, in 2006 and has served as the portfolio manager since its inception. Before starting Sio, Dr. Castor worked at Bernstein Investment Research and Management from 2001 to 2006 as the firm’s healthcare analyst and as the healthcare sector leader. Prior to Bernstein, Dr. Castor worked in the investment banking/equity capital markets division of JP Morgan from 2000 to 2001, where he focused on biotechnology and healthcare equity offerings. Before entering finance, Dr. Castor spent three years in clinical medicine. He completed his surgery internship at Indiana University Medical Center in 1998 followed by two years of surgery and otolaryngology residency at Columbia Presbyterian Medical Center in New York. Dr. Castor earned his M.D. from The Ohio State University College of Medicine, where he graduated summa cum laude. He earned his undergraduate degree in Biomedical Engineering from Tulane University where he graduated summa cum laude with departmental honors. We believe Dr. Castor is well-qualified to serve as a member of our board of directors due to his experience in asset management, and his contacts and relationships.

Eric Cheng has served as our Chief Business Officer since our inception in November 2020. Mr. Cheng joined Altium in 2020 as a Managing Director focused on investments in the private capital markets and special situations within the healthcare sector. Prior to Altium, Mr. Cheng spent approximately 23 years as an investment banker during which time he completed approximately 200 financing and mergers and acquisitions transactions, representing over $13 billion in aggregate value. From 2017 to 2020, Mr. Cheng was Managing Director and Co-Head of Healthcare Investment Banking at Roth Capital Partners, an investment bank, where he managed the firm’s life sciences investment banking business. Prior to Roth, from 2011 to 2017, Mr. Cheng was Senior Managing Director and Head of Healthcare Investment Banking at Maxim Group LLC, an investment bank. From 2005 to 2011, Mr. Cheng was a senior life sciences banker at BMO Capital Markets, the global investment banking subsidiary of the Bank of Montreal. Mr. Cheng also held investment banking roles at WR Hambrecht & Co. from 2002 to 2005, Deutsche Bank Securities from 2000 to 2002 and Lehman Brothers from 1997 to 2000. Mr. Cheng began his career as a public accountant at Deloitte & Touche in 1992 and earned his B.A. from the University of California at Los Angeles and his M.B.A. from Columbia Business School.

Judah Drillick has served as our Chief Financial Officer since our inception in November 2020. Mr. Drillick is the Chief Executive Officer and Chief Compliance Officer of Sio. Previously, until January 2021, he was Chief Financial Officer of Sio, where he led the firm’s accounting, operations, and compliance functions at Sio since 2015. Mr. Drillick has over 16 years of accounting experience at several financial firms. Prior to Sio, Mr. Drillick served as Controller for Stillwater Capital Partners from 2013 to 2015 and Controller of Cross River Bank from 2011 to 2013. Mr. Drillick served as Chief Financial Officer for B.A.F. Management from 2010 to 2011 and Controller for Terrapin Partners from 2007 to 2010. Mr. Drillick was also a Senior Auditor of Hedge Funds at accounting firms McGladrey LLP and Deloitte LLP. Mr. Drillick earned his B.S. in accounting from Touro College where he graduated summa cum laude, and is a Certified Public Accountant.

Kenneth Berkovitz, M.D., F.A.C.C., has served as a director since February 2021. Dr. Berkovitz is Senior Vice President of Ascension, a leading non-profit Catholic health system, and Ministry Market Executive of Ascension Michigan, a position he has held since February 2020. He is responsible for all aspects of the Ascension Michigan market, including its 16 hospitals and hundreds of outpatient care sites. From 2018 to 2020, Dr. Berkovitz served as president of Ascension Medical Group — Michigan, a clinically integrated multispecialty group of over 1,200 providers serving almost 600,000 patients. Additionally, Dr. Berkovitz led all state service line activity in the areas of Cardiovascular, Neuroscience, Orthopedics, Oncology and Behavioral Health while at Ascension Medical Group — Michigan. Before joining Ascension, Dr. Berkovitz held various executive leadership positions including CEO of Cardiovascular Institute at OSF Healthcare System from 2015 to 2018 and President of the Cardiovascular Institute at Summa Health System, from 2013 to 2015. He also served as Chairman of the Department of Cardiovascular Disease and System Medical Director of the Cardiovascular Service Line at Summa Health System from 2004 to 2015 and 2008 to 2015, respectively. Dr. Berkovitz has also been a practicing cardiologist and is a diplomate in Interventional Cardiology, Cardiovascular Disease and Internal Medicine. He earned his M.D. from Vanderbilt University School of Medicine. We believe Dr. Berkovitz is well-qualified to serve as a member of our board of directors due to his extensive experience in, and substantial understanding of, the healthcare industry and as well as his leadership positions in the sector.

Christopher Kaster has served as a director since February 2021. Mr. Kaster is the founder and Chief Executive Officer of 33 BioMedical, Inc. and Alhambra Medical, Inc., two companies dedicated to developing peripheral vascular therapies, since 2019. The companies are both recent spinouts of a medical device accelerator that Mr. Kaster founded in 2019. Prior to this, Boston Scientific Corporation, a global developer, manufacturer and marketer of medical devices, hired Mr. Kaster to establish Boston Scientific Ventures (“BSC Ventures”), Boston Scientific’s venture capital arm that he managed from 2012 until his departure in 2019. Under Mr. Kaster’s leadership, BSC Ventures invested in 45 companies, deploying over $500 million in capital. Notable investments included PulmonX which went public on the Nasdaq in 2020, Cryterion, a medical device company that was acquired by Boston Scientific in 2018, and Millipede which was acquired by Boston Scientific in 2018. Mr. Kaster was an active board member or board observer on over 30 portfolio companies during his tenure at BSC Ventures. He is currently a member of the board of directors of three medical device companies, including Alleviant Medical, Inc. (since 2019), 33 Biomedical, Inc. (since 2019), and Alhambra Medical, Inc. (since 2019). Prior to joining BSC, Mr. Kaster was a General Partner at MedVenture Associates, a healthcare-focused venture capital firm, from 2003 to 2012, where he helped manage a portfolio of more than 30 investments and raise two dedicated health care funds. Mr. Kaster began his career as a Medical Technology Equity Research Analyst at investment banks WR Hambrecht + Co. in 2002 and Piper Jaffray from 2000 to 2001. Mr. Kaster earned his B.A. from St. Olaf College and his M.B.A. from the University of Minnesota, Carlson School of Business. We believe Mr. Kaster is well-qualified to serve as a member of our board of directors due to his experience managing and investing in medical technology companies, board experience, and his contacts and relationships.

Ross Levine, M.D. has served as a director since February 2021. Dr. Levine is a Chief of the Molecular Cancer Medicine Service, Human Oncology and Pathogenesis Program at Memorial Sloan Kettering Cancer Center, a role he has held since 2018. He is also an Attending Physician on the Leukemia Service, Department of Medicine, the Laurence Joseph Dineen Chair in Leukemia Research and a Professor of Medicine at Weill Cornell Medical College, a position he has held since 2007. Dr. Levine served as a Resident in Internal Medicine at Massachusetts General Hospital and as a Hematology-Oncology Fellow at Dana-Farber Cancer Institute. His laboratory focuses on elucidating the genetic basis of myeloid malignancies, and using this knowledge to improve outcomes for patients with these disorders. His primary research interests include the role of JAK-STAT signaling in malignant transformation and in the effects of mutations in epigenetic modifiers in clonal hematopoiesis, MPN, and AML. Moreover, as a physician scientist, his laboratory has a specific interest in translating this knowledge back to the clinic and in participating in the preclinical and clinical evaluation of targeted therapies for leukemia patients. He has been honored with the Dameshek Prize from the American Society of Hematology, a Scholar Award from the Leukemia and Lymphoma Society, the Boyer Award for Clinical Investigation from Memorial Sloan Kettering Cancer Center, and a NCI Outstanding Investigator R35 Award. In 2011, he was elected to the American Society of Clinical Investigation and in 2018 to the Association of American Physicians. Since 2016, he has served as a member of the Supervisory Board of Qiagen, and since 2019, he has served as a board member of Ajax Therapeutics, a company that he also co-founded. In addition, Dr. Levine serves on the Scientific Advisory Board of C4 Therapeutics, Isoplexis, Mana Therapeutics and was on the Scientific Advisory Board of Loxo Oncology. Dr. Levine earned his A.B. from Harvard College and a M.D. from Johns Hopkins. We believe Dr. Levine is well-qualified to serve as a member of our board of directors due to his public company board experience, and his contacts and relationships.

Strategic Advisors

We leverage certain employees of Altium and Sio as advisors to assist us with the sourcing and evaluation of potential acquisition candidates. We believe the relationships, experience and expertise of these strategic advisors will provide us with additional access and insight into potential target companies. In the course of their regular duties, our advisors frequently meet with companies, speak with industry experts, and analyze businesses in the medical technology sector and the healthcare industry broadly. Although we do not have any formal arrangements or agreements with our advisors, Altium or Sio, we have an understanding with them that our advisors will provide us with ideas and introductions that may be of interest to us as potential business combination targets and also be available to assist us in evaluating targets when we determine that their expertise would provide additional insight into our own assessment and analysis.

Joseph Gulfo, M.D., our advisor, is an Analyst at Altium, a role he has held since 2017. Dr. Gulfo has more than 25 years of experience in the biopharmaceutical and medical device industries. Dr. Gulfo served as President and Chief Executive Officer of MELA Sciences, an artificial intelligence medical diagnostics company, from 2004 to 2013 and also its chairman of the board 2011 to 2013. While at MELA Sciences, Dr. Gulfo was responsible for effecting an initial public offering and closing 11 public financings totaling approximately $160 million and obtaining FDA approval via a pre-market approval, or PMA, of MelaFind, a non-invasive instrument that aids in the detection of melanoma. As President and Chief Operating Officer of Anthra Pharmaceuticals and Chairman of its U.K. subsidiary, a role he held from 1996 to 1998, Dr. Gulfo was responsible for the FDA approval of Valstar, a chemotherapeutic drug for bladder cancer, via a new drug application, or NDA, in 1998. Dr. Gulfo was also responsible for the development of ProstaScint (Cytogen Corporation), a monoclonal antibody for prostate cancer that was approved by the FDA via a biologics license application in 1996. From 1996 to 2003, he was Chairman and Chief Executive Officer of Antigen Express, an immunotherapy and immunodiagnostics company, and led its merger. In 2012, Dr. Gulfo received the American Business Awards’ Maverick of the Year Award and was an Ernst & Young Entrepreneur of the Year Finalist. He is the author of The Care Quotient: Transforming Business Through People and Innovation Breakdown: How the FDA and Wall Street Cripple Medical Advances. He is also the author of several papers, including The Proper Role of the FDA for the 21st Century, How Can the FDA Foster Greater Resilience in the Medical Marketplace, and Product Approvability Recommendations from FDA Advisory Committees: Inconsistently Sought, Indirectly Obtained. Dr. Gulfo’s work has been published in the Wall Street Journal, Forbes, CNBC, US News & World Report, and other national publications. He teaches graduate cancer biology at Seton Hall University. Dr. Gulfo earned his B.S. in biology from Seton Hall University, his M.D. from the University of Medicine and Dentistry of New Jersey and his M.B.A. in finance from Seton Hall University.

Victor Gezunterman, our advisor, is a Portfolio Manager at Altium, a role he has held since October 2020. Mr. Gezunterman has over 16 years of experience investing in, researching, and analyzing healthcare companies. Prior to joining Altium, he was responsible for medtech investing at Broadfin Capital, a healthcare-focused investment firm, as a Senior Analyst from 2017 to 2020. He started his buy-side career at SAC Capital’s Sigma division in 2010, serving as a Senior Analyst until 2013. Prior to joining the buy-side, Mr. Gezunterman worked in sell-side equity research at Morgan Stanley from 2006 to 2009 and Thomas Weisel Partners (now Stifel) from 2003 to 2006, where he covered medical technology and diagnostic companies. Mr. Gezunterman started his career at Boston Biomedical Consultants, a management consulting firm, in 1997. Mr. Gezunterman earned his B.A. in Economics from Brandeis University and his M.B.A. from the University of Chicago.

Eric Song, Ph.D., our advisor, is a Research Analyst at Sio since 2019. Prior to joining Sio, from 2017 to 2018, Eric worked as a sell-side equity research associate covering biotechnology at Raymond James, an investment bank. Prior to Raymond James, he was a graduate research assistant at the Miller School of Medicine at the University of Miami from 2009 to 2016. Dr. Song earned his Ph.D. in Molecular and Cellular Pharmacology from the University of Miami in 2014 and his B.S. in Clinical Pharmacy from Shenyang Pharmaceutical University.

Number and Terms of Office of Officers and Directors

Our board of directors has five members. Our board of directors has determined that Mr. Kaster, Dr. Levine, and Dr. Berkovitz are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. We may not hold an annual general meeting until after we consummate our initial business combination.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chairman of the board, chief executive officer, chief financial officer, chief business officer, president, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website at https://www.medicusspac.com/.

Audit Committee

We have established an audit committee of the board of directors. Applicable rules of the Nasdaq require a listed company’s audit committee to be comprised of three independent directors within one year of listing. Kenneth Berkovitz, Christopher Kaster and Ross Levine serve as members of our audit committee. Mr. Kaster serves as the chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of Nasdaq and our board of directors has determined that Mr. Kaster qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

The audit committee’s duties, which are specified in a charter adopted by us, include, but are not limited to:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed, and establishing pre-approval policies and procedures;

•	appointing or replacing the independent registered public accounting firm;

•	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering;

•	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;

•	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities;

•	reviewing and discussing with management and the independent registered public accounting firm the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses; and

•	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Kenneth Berkovitz, Christopher Kaster and Ross Levine, and Dr. Berkovitz serves as chairman of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Mr. Kaster, Dr. Levine, and Dr. Berkovitz. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

We reimburse our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. However, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. Any such unpaid amount will accrue interest and be due and payable no later than the date of the consummation of our initial business combination. In addition, our sponsor, executive officers and directors or any of our or their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that are made by us to our sponsor, executive officers or directors, or any of our or their respective affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of our or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We will not take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

The compensation committee has reviewed and discussed this Compensation Discussion and Analysis with management and, based upon its review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 26, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns our ordinary shares; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 11,615,000 ordinary shares, consisting of (i) 9,292,000 Class A ordinary shares and (ii) 2,323,000 Class B ordinary shares, issued and outstanding as of March 26, 2021. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares			Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
Jacob Gottlieb, M.D. (2)(3)	—		—	2,323,000	100%	20%
Michael Castor, M.D. (2)(3)	—		—	2,323,000	100%	20%
Eric Cheng (3)	—		—	—	—	—
Judah Drillick (3)	—		—	—	—	—
Kenneth Berkovitz, M.D., F.A.C.C. (3)	—		—	—	—	—
Christopher Kaster (3)	—		—	—	—	—
Ross Levine, M.D. (3)	—		—	—	—	—
All directors and officers as a group (7 persons)	—		—	2,323,000	100%	20%
Greater than 5% Beneficial Owners
Medicus Sciences Holdings LLC (2)	—		—	2,323,000	100%	20%
Arthur Cohen (4)	790,000		8.5%	—	—	6.8%
Joseph Healey (4)	790,000		8.5%	—	—	6.8%
Robert Atchinson (5)		790,000	8.5%	—	—	6.8%
Phillip Gross (5)		790,000	8.5%	—	—	6.8%

*        less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 152 West 57th Street, Floor 20, New York, NY 10019.

(2)	Shares are held directly by our sponsor, Medicus Sciences Holdings LLC, a limited liability company. The managing members of our sponsor are Altium MSAC, LLC and Structure Alpha LLC. Altium MSAC, LLC is a subsidiary of Altium Growth Fund, LP which is managed by Altium. Jacob Gottlieb and Mark Gottlieb are managing members of Altium. Structure Alpha LLC is managed by Sio, its investment manager, which is controlled by Michael Castor, Accordingly, each of Jacob Gottlieb, Mark Gottlieb and Michael Castor may be deemed to have beneficial ownership of the shares held by our sponsor.

(3)	Does not include any shares indirectly owned by this individual as a result of the individual’s membership interest in our sponsor. Each of these individuals disclaims beneficial ownership of any shares except to the extent of their pecuniary interest therein.

(4)	According to a Schedule 13G filed on February 26, 2021, HeathCor Management, L.P., HealthCor Associates, LLC, HealthCor Offshore GP, LLC, HealthCor Offshore Master Fund, L.P., HealthCor Group, LLC, HealthCor Sanatate Offshore Master Fund, L.P., HealthCor Offshore II GP, LLC, HealthCor Therapeutics Master Fund, L.P., HealthCor Therapeutics GP, LLC, and Mr. Joseph Healey and Mr. Arthur Cohen, acquired 790,000 Class A ordinary shares. Messrs. Healey and Cohen exercise both voting and investment power with respect to these Class A ordinary shares and therefore each may be deemed a beneficial owner of such shares. The business address for all reporting persons except Mr. Cohen is 55 Hudson Yards, 28th Floor, New York, NY 10001. The business address for Arthur Cohen is 12 South Main Street, #203 Norwalk, CT 06854.

(5)	According to a Schedule 13G filed on March 1, 2021, Adage Capital Partners, L.P. (“ACP”), Adage Capital Partners GP, L.L.C. (“ACPGP”), Adage Capital Advisors, L.L.C. (“ACA”), Mr. Robert Atchinson and Mr. Phillip Gross, acquired 790,000 Class A ordinary shares. Messrs. Atchinson and Gross exercise both voting and investment power with respect to these Class A ordinary shares and therefore each may be deemed a beneficial owner of such shares. The business address for all reporting persons is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The sponsor paid $25,000 of expenses on behalf of the Company in exchange for 2,323,000 Class B ordinary shares, or approximately $0.01 per share, in connection with our formation. The founder shares included an aggregate of up to 303,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On February 18, 2021, the underwriter exercised the over-allotment option in full, hence, the 303,000 founder shares are no longer subject to forfeiture.

The sponsor and each member of the Company’s management team have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if the Company fails to consummate an initial business combination by February 18, 2023 (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to consummate an initial business combination by February 18, 2023).

On December 7, 2020, the Company issued an unsecured promissory note to the sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the initial public offering. This loan was non-interest bearing, unsecured and due at the earlier of June 30, 2021 or the closing of the initial public offering. The outstanding balance under the promissory note of $300,000 was repaid at the closing of the initial public offering on February 19, 2021.

In order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the Working Capital Loans but no proceeds from the trust account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible upon consummation of the business combination into additional private placement warrant at a price of $0.90 per warrant. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. At March 24, 2021, no Working Capital Loans were outstanding.

The Company has agreed to pay an affiliate of the Company’s sponsor, commencing on the effective date of the initial public offering, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s business combination or its liquidation, the Company will cease paying these monthly fees.

The Company entered into a forward purchase agreement, as amended (the “Forward Purchase Agreement”), with funds affiliated with Altium Capital Management, LP and Sio Capital Management, LLC (collectively, the “Forward Purchasers”). Pursuant to the Forward Purchase Agreement, the Forward Purchasers agree to purchase an aggregate of up to $16,000,000 of units (the “Forward Purchase Units”, the Class A ordinary shares and warrants constituting the Forward Purchase Units refer as the “Forward Purchase Shares” and “Forward Purchase Warrants,” respectively, and collectively with the Class A ordinary shares underlying the Forward Purchase Warrants, the “Forward Purchase Securities”), which have a purchase price of $10.00 per Forward Purchase Unit and consist of one Class A ordinary share and one-third of one warrant. The purchase of the 1,600,000 Forward Purchase Units will take place in a private placement in such amounts as the Forward Purchasers determine, substantially concurrently with the closing of the initial business combination. The Forward Purchasers have no obligation to purchase the Forward Purchase Units unless proceeds from sale of the Forward Purchase Units are necessary to enable the Company to complete the initial business combination. In that event, the Forward Purchasers’ obligation to purchase the Forward Purchase Units is limited to the purchase amount necessary to provide the Company with sufficient funds to consummate the initial business combination and to pay related fees and expenses, after first applying amounts available to the Company from the trust account (after giving effect to any redemptions of public shares) and any other equity financing source obtained by the Company for such purpose at or prior to the consummation of the initial business combination, plus any additional amounts mutually agreed and the target company to be retained by the post-business combination company for working capital or other purposes. In the event less than the full amount of the Forward Purchase Units is purchased, the Forward Purchasers will participate in the forward purchase proportionally. In addition, to the extent that the Forward Purchasers offer a bridge loan or any other form of financing to a target company in connection with a proposed initial business combination between the Company and that target company, the Forward Purchasers’ forward purchase obligation shall be reduced by the amount of such loan or other financing. The Forward Purchasers’ obligation to purchase the Forward Purchase Units may not be transferred to any other parties.

The proceeds of any sales of Forward Purchase Units will not be deposited in the trust account. The Forward Purchase Shares will not have any right to receive Distributable Medicus Redeemable Warrants. In all other respects, the terms of the Forward Purchase Shares and Forward Purchase Warrants, respectively, will be identical to the terms of the Class A ordinary shares and the Redeemable Warrants included in the Units being issued in the initial public offering.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company which in the opinion of the company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have “independent directors” as defined in Nasdaq’s listing standards and applicable SEC rules. Our board of directors has determined that Mr. Kaster, Dr. Levine, and Dr. Berkovitz are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Any business combination must be approved by a majority of the board, including a majority of the independent directors.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the year ended December 31, 2020 totaled $33,475. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2020 we did not pay Withum any audit-related fees.

Tax Fees. We did not pay Withum for tax services, planning or advice for the year ended December 31, 2020.

All Other Fees. We did not pay Withum for any other services for the year ended December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the effectiveness of the Registration Statement. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 15, 2021, by and between the Company and Maxim Group LLC. (3)
3.1	Amended and Restated Memorandum and Articles of Association. (3)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Ordinary Shares Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated February 15, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5	Description of Registered Securities.*
4.6	Contingent Rights Agreement, dated February 15, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (3)
10.1	Promissory Note, dated December 7, 2020, issued to Medicus Sciences Holdings LLC. (1)
10.2	Investment Management Trust Agreement, February 15, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.3	Registration Rights Agreement, dated February 15, 2021, by and among the Company and certain security holders. (3)
10.4	Securities Subscription Agreement, dated December 7, 2020, between the Company and Medicus Sciences Holdings LLC. (1)
10.5	Private Placement Warrants Purchase Agreement, dated February 15, 2021, by and between the Company and Medicus Sciences Holdings LLC. (3)
10.6	Private Placement Warrants Purchase Agreement, dated February 15, 2021, by and between the Company and Maxim Partners LLC. (3)
10.7	Letter Agreement, dated February 15, 2021, by and among the Company, its officers, directors and Medicus Sciences Holdings LLC. (3)
10.8	Administrative Support Agreement, dated February 15, 2021, by and between the Company and Medicus Sciences Holdings LLC. (3)
10.9	Form of Indemnity Agreement. (2)
10.10	Forward Purchase Agreement, dated February 2, 2021, between the Company, Altium MSAC, LLC and Structure Alpha LLC. (2)
10.11	Amendment to Forward Purchase Agreement, dated February 17, 2021, between the Company, Altium MSAC, LLC and Structure Alpha LLC.*
10.12	Second Amendment to Forward Purchase Agreement, dated March 30, 2021, between the Company, Altium MSAC, LLC and Structure Alpha LLC.*
14.1	Form of Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

* **	Filed herewith. Furnished herewith

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on December 23, 2020.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on February 3, 2021.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 19, 2021.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2021	Medicus Sciences Acquisition Corp.

	By:	/s/ Michael Castor
	Name:	Michael Castor
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Michael Castor	Chief Executive Officer and Director	March 31, 2021
Michael Castor	(Principal Executive Officer)

/s/ Judah Drillick	Chief Financial Officer	March 31, 2021
Judah Drillick	(Principal Financial and Accounting Officer)

/s/ Jacob Gottlieb	Executive Chairman	March 31, 2021
Jacob Gottlieb

/s/ Kenneth Berkovitz	Director	March 31, 2021
Kenneth Berkovitz

/s/ Christopher Kaster	Director	March 31, 2021
Christopher Kaster

/s/ Ross Levine	Director	March 31, 2021
Ross Levine

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Medicus Sciences Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Medicus Sciences Acquisition Corp. (the “Company”), as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from November 26, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from November 26 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 26, 2021

MEDICUS SCIENCES ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

Assets
Current Assets- cash	$2,000
Deferred offering costs	127,186
Total Assets	$129,186
Liabilities and Shareholder's Equity
Current Liabilities
Accrued offering costs and expenses	$23,969
Private placement proceeds received in advance	2,000
Promissory note - related party	84,285
Total Current Liabilities	110,254
Commitments and Contingencies (Note 6)
Shareholder's Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,323,000 shares issued and outstanding (1)	232
Additional paid-in capital	24,768
Accumulated deficit	(6,068)
Total Shareholder's Equity	18,932
Total Liabilities and Shareholder's Equity	$129,186

(1) Includes up to 303,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). On February 18, 2021, upon full exercise of the over-allotment option, the 303,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the financial statements.

MEDICUS SCIENCES ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM NOVEMBER 26, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

General and administrative expenses	$6,068
Net loss	$(6,068)
Basic and diluted weighted average shares outstanding, Class B (1)	2,020,000
Basic and diluted net loss per ordinary share, Class B	$(0.00)

(1) Excludes up to 303,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). On February 18, 2021, upon full exercise of the over-allotment option, the 303,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the financial statements.

MEDICUS SCIENCES ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY

FOR THE PERIOD FROM NOVEMBER 26, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Shareholder's
	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of November 26, 2020 (inception)	-	$-	$-	$-	$-
Class B ordinary shares issued to Sponsor	2,323,000	232	24,768	-	25,000
Net loss	-	-	-	(6,068)	(6,068)
Balance as of December 31, 2020	2,323,000	$232	$24,768	$(6,068)	$18,932

(1) Includes up to 303,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). On February 18, 2021, upon full exercise of the over-allotment option, the 303,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the financial statements.

MEDICUS SCIENCES ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM NOVEMBER 26, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash flows from operating activities
Net loss	$(6,068)
Formation costs paid by Sponsor under the promissory note	6,068
Net cash used in operating activities	-

Cash flows from financing activities
Proceeds from private placement received in advance	2,000
Net cash provided by financing activities	2,000

Net change in cash	2,000
Cash, beginning of the period	-
Cash, end of period	$2,000
Supplemental disclosure of noncash investing and financing activities
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred offering costs paid by Sponsor under the promissory note	$78,217
Deferred offering costs included in Accrued offering costs and expenses	$23,969

The accompanying notes are an integral part of the financial statements.

MEDICUS SCIENCES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Note 1 - Organization and Business Operations

Medicus Sciences Acquisition Corp. (the "Company") is a newly organized blank check company incorporated in Cayman Islands on November 26, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses ("Business Combination"). The Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target with respect to the Business Combination.

The Company has selected December 31 as its fiscal year end.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from November 26, 2020 (inception) through December 31, 2020 relates to the Company's formation and the initial public offering (the “IPO”) described below. The Company is subject to all the risks associated with early stage and emerging growth companies.

The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO, which is described below.

Initial Public Offering

The Company's sponsor is Medicus Sciences Holdings LLC, a Delaware limited liability company (the "Sponsor").

The registration statement for the Company’s IPO was declared effective on February 12, 2021 (the “Effective Date”). On February 18, 2021, the Company consummated the IPO of 9,200,000 units (the “Units”), including 1,200,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover over-allotments (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $92,000,000, which is discussed in Note 3 and Note 6.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,022,222 Private Placement Warrants (the “Private Placement Warrants”) to the Sponsor and Maxim Partners LLC (“Maxim”) (3,642,222 Private Placement Warrants to the Sponsor and 1,380,000 to Maxim) at a price of $0.90 per Private Placement Warrant, generating total gross proceeds of $4,520,000.

Transaction costs amounted to $4,632,181 consisting of $1,840,000 of underwriting commissions, $2,300,000 of deferred underwriting commissions, the fair value of the representative shares of $920 and $491,261 of other cash offering costs. In addition, $1,910,708 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the IPO on February 18, 2021, $92,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account and will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 under the Investment Company Act which only in direct U.S. government treasury obligations.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay the income taxes, if any, the Company’s amended and restated memorandum and articles of association provide that the proceeds from the IPO and the sale of the private placement warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Company’s Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO (the “Combination Period”), or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, and (c) the redemption of the public shares if the Company has not consummated the initial Business Combination within the Combination Period.

Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting fee), and the proceeds from the sale of the Forward Purchase Units to complete the initial Business Combination.

The Sponsor and the Company’s management team have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after the IPO in connection with (i) the completion of the initial Business Combination and (ii) a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of the obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (excluding the independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. The Sponsor may not be able to satisfy those obligations.

Initial Business Combination

The Company's Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (net of taxes payable) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in the Company's discretion. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO , in accordance with Accounting Standards Codification ("ASC") Topic 480 "Distinguishing Liabilities from Equity." In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

Failure to Consummate a Business Combination

The Company will have only 24 months from the closing of the IPO to consummate an initial Business Combination. If the Company does not consummate an initial Business Combination within 24 months from the closing of the IPO , the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders' rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Going Concern Consideration

As of December 31, 2020, the Company had $2,000 in cash and a working capital deficit of $108,254 (excluding deferred offering costs). The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company's ability to continue as a going concern one year from the issuance date of the financial statements. Management plans to address this uncertainty through the IPO as discussed in Note 3 and issuance of an unsecured promissory note to with principal up to $300,000 to the Sponsor as discussed in Note 5. Management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the IPO or a minimum of one year from the date of issuance of these financial statements. There is no assurance that the Company's plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America ("US GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC").

Emerging Growth Company Status

The Company is an "emerging growth company," as defined in Section 2(a) of the Securities Act of 1933, as amended, (the "Securities Act"), as modified by the Jumpstart our Business Startups Act of 2012, (the "JOBS Act"), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company's financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2020.

Deferred Offering Costs

Deferred offering costs consist of legal and accounting expenses incurred through the balance sheet date that are directly related to the IPO. Upon the completion of the IPO on February 18, 2021, offering costs in the aggregate of $4,632,181 have been charged to shareholders’ equity (consisting of $1,840,000 of underwriting commissions, $2,300,000 of deferred underwriting commissions, the fair value of the representative shares of $920 and $491,261 of other cash offering costs). As of December 31, 2020, the company incurred deferred offering costs of $127,186.

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities which qualify as financial instruments approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 303,000 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 7). On February 18, 2021, the over-allotment option was exercised in full. Accordingly, none of these shares were forfeited (See Note 6 and 7). At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes ("ASC 740"). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company's financial statements. The Company's management does not expect the total amount of unrecognized tax benefits will materially change over the next twelve months.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations, close of the IPO , and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 -   Initial Public Offering

On February 18, 2021, the Company consummated the IPO of 9,200,000 units (the “Units”), including 1,200,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover over-allotments, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A ordinary shares, one-ninth of one redeemable warrant (the “Outstanding Redeemable Warrant”), and a contingent right to receive at least two-ninths of one redeemable warrant (the “Distributable Medicus Redeemable Warrants”, and collectively with the Outstanding Redeemable Warrants, the “Redeemable Warrants”). Warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

An aggregate of $10.00 per Unit sold in the IPO was held in the Trust Account and will be held as cash or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act which only in direct U.S. government treasury obligations. As of February 18, 2021, $92,000,000 of the IPO proceeds was held in the Trust Account.

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor and Maxim purchased an aggregate of 5,022,222 Private Placement Warrants (3,642,222 Private Placement Warrants by the Sponsor and 1,380,000 by Maxim) at a price of $0.90 per Private Placement Warrant, for an aggregate purchase price of $4,520,000, in a private placement (the “Private Placement”). These Private Placement Warrants are also exercisable to purchase one Class A ordinary share at $11.50 per share and are identical to the warrants being sold as part of the Units in the IPO, subject to certain limited exceptions.

If the Company does not consummate an initial Business Combination within the Combination Period, the proceeds from the sale of the private placement warrants held in the Trust Account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless. The private placement warrants (i) will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor, Maxim or their permitted transferees. If the private placement warrants are held by holders other than the Sponsor, Maxim or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units being sold in the IPO.

Note 5 - Related Party Transactions

Founder Shares

The Sponsor paid $25,000 of expenses on behalf of the Company in exchange for 2,323,000 shares of the Company's Class B ordinary shares, or approximately $0.01 per share, in connection with formation. The founder shares include an aggregate of up to 303,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On February 18, 2021, upon full exercise of the over-allotment option, the 303,000 Class B ordinary shares are no longer subject to forfeiture.

The Sponsor and each member of the Company's management team have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if the Company fails to consummate an initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to consummate an initial Business Combination within the Combination Period).

The Sponsor has agreed not to transfer, assign or sell (i) any of their founder shares until the earliest of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) any of their private placement warrants and Class A ordinary shares issued upon conversion or exercise thereof until 30 days after the completion of the initial Business Combination.

The Sponsor has agreed not to transfer, assign or sell (i) any of their founder shares until the earliest of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) any of their private placement warrants and Class A ordinary shares issued upon conversion or exercise thereof until 30 days after the completion of the initial Business Combination.

Promissory Note - Related Party

The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. As of December 31, 2020, there was $84,285 outstanding under such promissory notes. These loans are non-interest bearing, unsecured and are due at the earlier of June 30, 2021 and the closing of the IPO. These loans will be repaid upon completion of the IPO out of the $1,120,000 of offering proceeds that has been allocated for the payment of offering expenses (other than underwriting commissions) not held in the Trust Account.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible upon consummation of the Business Combination into additional private placement warrant at a price of $0.90 per warrant. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. At December 31, 2020, no Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the prospectus, to pay an affiliate of the Company's Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company's initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

Forward Purchase Agreement

The Company will enter into a forward purchase agreement (the "Forward Purchase Agreement") with funds affiliated with Altium Capital Management, LP and Sio Capital Management, LLC (collectively, the "Forward Purchasers"). Pursuant to the Forward Purchase Agreement, the Forward Purchasers will agree to purchase an aggregate of up to $16,000,000 of units (the "Forward Purchase Units", the Class A ordinary shares and warrants constituting the Forward Purchase Units refer as the "Forward Purchase Shares" and "Forward Purchase Warrants," respectively, and collectively with the Class A ordinary shares underlying the Forward Purchase Warrants, the "Forward Purchase Securities."), which will have a purchase price of $10.00 per Forward Purchase Unit and consist of one Class A ordinary share and one-third of one warrant. The purchase of the 1,600,000 Forward Purchase Units will take place in one or more private placements in such amounts and at such time or times as the Forward Purchasers determine, with the full amount to have been purchased no later than simultaneously with the closing of the initial Business Combination. The Forward Purchasers have no obligation to purchase the Forward Purchase Units unless proceeds from sale of the Forward Purchase Units are necessary to enable the Company to complete the initial Business Combination. In that event, the Forward Purchasers' obligation to purchase the Forward Purchase Units is limited to the purchase amount necessary to provide the Company with sufficient funds to consummate the initial Business Combination and to pay related fees and expenses, after first applying amounts available to the Company from the Trust Account (after giving effect to any redemptions of public shares) and any other equity financing source obtained by the Company for such purpose at or prior to the consummation of the initial Business Combination, plus any additional amounts mutually agreed and the target company to be retained by the post-business combination company for working capital or other purposes. In the event less than the full amount of the Forward Purchase Units is purchased, the Forward Purchasers will participate in the forward purchase proportionally. In addition, to the extent that the Forward Purchasers offer a bridge loan or any other form of financing to a target company in connection with a proposed initial business combination between the Company and that target company, the Forward Purchasers' forward purchase obligation shall be reduced by the amount of such loan or other financing. The Forward Purchasers' obligation to purchase the Forward Purchase Units may not be transferred to any other parties.

The proceeds of any sales of Forward Purchase Units will not be deposited in the Trust Account. The Forward Purchase Shares will not have any right to receive Distributable Medicus Redeemable Warrants, will not have any redemption rights in connection with the initial Business Combination or in connection with certain amendments to the amended and restated memorandum and articles of association, and will not be entitled to liquidating distributions from the Trust Account if the Company fails to complete the initial Business Combination within the prescribed time frame. The Forward Purchase Warrants will have no right to vote on amendments to the warrant agreement prior to the initial Business Combination, except with respect to certain provisions relating solely to restrictions on the transfer of the Forward Purchase Securities. In all other respects, the terms of the Forward Purchase Shares and Forward Purchase Warrants, respectively, will be identical to the terms of the Class A ordinary shares and the Redeemable Warrants included in the Units being issued in the IPO .

Note 6 - Commitments and Contingencies

Registration Rights

The holders of the founder shares, private placement warrants, Forward Purchase Securities, Class A ordinary shares underlying the private placement warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO . The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain "piggy-back" registration rights with respect to registration statements filed subsequent to the Company's completion of the initial Business Combination.

Underwriters Agreement

The underwriters have a 45-day option beginning February 18, 2021 to purchase up to an additional 1,200,000 Units to cover over-allotments, if any.

On February 18, 2021, the underwriter fully exercised the over-allotment option to purchase 1,200,000 Units, and paid a underwriting commissions in aggregate of $1,840,000. Additionally, the underwriters will be entitled to a deferred underwriting commissions of 2.5% of the gross proceeds of the IPO held in the Trust Account, or $2,300,000 upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Representative Shares

On February 18, 2021, the Company issued to designees of Maxim 92,000 shares of Class A ordinary shares (the “representative shares”). The Company estimated the fair value of the stock to be $920 based upon the price of the founder shares issued to the Sponsor. The representative share were treated as underwriters’ compensation and charged directly to shareholders’ equity.

Maxim has agreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination. In addition, Maxim has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within 24 months from the closing of the IPO.

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of our Registration Statement pursuant to Rule 5110(g)(1) of FINRA's NASD Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the Registration Statement, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the Registration Statement except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

Note 7 - Shareholder's Equity

Preference shares -  The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At December 31, 2020, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B ordinary shares - The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On December 6, 2020, the Sponsor paid $25,000 of expenses on behalf of the Company in exchange for 2,323,000 Class B ordinary shares, or approximately $0.01 per share. The founder shares include an aggregate of up to 303,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On February 18, 2021, upon full exercise of the over-allotment option, the 303,000 Class B ordinary shares are no longer subject to forfeiture.

The Company's Sponsor and management team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

The founder shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the IPO , plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (including the Forward Purchase Shares), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, members of the Company's management team or any of their affiliates upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

The holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company's shareholders except as required by law.

Redeemable Warrants - The Redeemable Warrants include the Outstanding Redeemable Warrants and the Distributable Medicus Redeemable Warrants. Each Unit issued in the IPO will include one-ninth of one Outstanding Redeemable Warrant and the contingent right to receive at least two-ninths of one Distributable Medicus Redeemable Warrant.

An aggregate of 1,777,778 Distributable Medicus Redeemable Warrants will be issued on a pro-rata basis, only to the holders of record of the remaining Class A ordinary shares issued in the IPO that are outstanding after the Company redeems the Class A ordinary shares that the holders thereof have elected to redeem in connection with the initial Business Combination as follows: (i) to the extent that no public shareholders redeem their public shares in connection with the initial Business Combination, each public shareholder will receive two-ninths of a Distributable Medicus Redeemable Warrant, and (ii) to the extent that any public shareholders redeem any of their public shares in connection with the initial Business Combination, then (A) two-ninths of a Distributable Medicus Redeemable Warrant will be issued per each share of the remaining public shares, and (b) Distributable Medicus Redeemable Warrants in an amount equal to the Aggregate Warrant Amount less the number of warrants issued pursuant to the foregoing clause (A) will be issued on a pro rata basis to the holders of the remaining public shares based on their percentage of public shares held after redemptions. The issuance of the Distributable Medicus Redeemable Warrants is expected to occur immediately following the time at which the Company redeems any Class A ordinary shares that the holders have elected to redeem in connection with the initial Business Combination, and immediately prior to the consummation of the initial Business Combination. Public shareholders who exercise their redemption rights are not entitled to receive any Distributable Medicus Redeemable Warrants in respect of such redeemed public shares.

Each whole Redeemable Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as described below, and only whole Redeemable Warrants are exercisable. No fractional Redeemable Warrants will be issued upon the separation of the Redeemable Warrants or the issuance of the Distributable Medicus Redeemable Warrants, as applicable, no cash will be paid in lieu of issuing fractional Redeemable Warrants and only whole Redeemable Warrants will trade.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Redeemable Warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the Redeemable Warrants is then effective and a prospectus relating thereto is current. No Redeemable Warrant will be exercisable and the Company will not be obligated to issue Class A ordinary shares upon exercise of a warrant unless Class A ordinary shares issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Redeemable Warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Redeemable Warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Redeemable Warrant. In the event that a registration statement is not effective for the exercised Redeemable Warrants, the purchaser of a Unit containing such Redeemable Warrant will have paid the full purchase price for the Unit solely for the Class A ordinary share underlying such Unit.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company's board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the "Newly Issued Price"), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company completes the initial Business Combination (such price, the "Market Value") is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under "Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00" will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price and the $10.00 per share redemption trigger price described below under the heading "Redemption of Redeemable Warrants when the price per Class A ordinary share equals or exceeds $10.00" will be adjusted (to the nearest cent) to be equal to the higher of 100% of the Market Value and the Newly Issued Price.

The Forward Purchase Warrants will have the same exercise price as the Redeemable Warrants and be subject to the same price adjustments described above.

If the Company's Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a "covered security" under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Redeemable Warrants who exercise their warrants to do so on a "cashless basis" in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a "cashless basis" in accordance with Section 3(a)(9) of the Securities Act or another exemption. In such event, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the "fair market value" (defined below) less the exercise price of the warrants by (y) the fair market value and (B) 0.3611 per Redeemable Warrant. The "fair market value" as used in this paragraph shall mean the average of the daily volume-weighted average trading prices of the Class A ordinary shares during the 10 consecutive trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00.    Once the warrants become exercisable, the Company may call the Redeemable Warrants (and the Forward Purchase Warrants) for redemption:

• in whole and not in part;

• at a price of $0.01 per warrant;

• upon a minimum of 30 days' prior written notice of redemption to each warrant holder, provided that holders will be able to exercise their warrants prior to the time of redemption and, at the Company' election, any such exercise may be required to be on a cashless basis; and

• if, and only if, the daily volume-weighted average price of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading-day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00.    In addition, once the warrants become exercisable, the Company may call the Redeemable Warrants (and the Forward Purchase Warrants) for redemption:

• in whole and not in part;

• at $0.10 per warrant upon a minimum of 30 days' prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table described in the prospectus, based on the redemption date and the "fair market value" of the Company's Class A ordinary shares; and

• if, and only if, the daily volume-weighted average price of the Company's Class A ordinary shares equals or exceeds $10.00 per public share for any 20 trading days within the 30-trading-day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

The Redeemable Warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination and 12 months from the closing of the IPO , and will expire five years after the completion of the Company's initial Business Combination, at 5:00 p.m., Eastern Time, or earlier upon redemption or liquidation.

Contingent Right - The right attached to each Class A ordinary share sold in the IPO to be issued Distributable Medicus Redeemable Warrants is referred as a contingent right. An aggregate of 1,777,778 Distributable Medicus Redeemable Warrants will be issued on a pro rata basis at the Medicus Distribution Time. Whether any Distributable Medicus Redeemable Warrants are issued in respect of a Class A ordinary share is contingent upon such Class A ordinary share not being redeemed in connection with the initial Business Combination, and the number of Distributable Medicus Redeemable Warrants to be issued in respect of each unredeemed Class A ordinary share upon such issuance is contingent upon the aggregate number of Class A ordinary shares that are redeemed. The contingent right to receive Distributable Medicus Redeemable Warrants will remain attached to the Class A ordinary shares, will not be separately transferable, assignable or salable, and will not be evidenced by any form of certificate or instrument.

Note 8 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to March 26, 2021, the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.