Form 10-Q
period 2021-03-31
Medicus Sciences Acquisition Corp.
filed 2021-05-24
CIK 1836517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40068

MEDICUS SCIENCES ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

152 West 57th Street, Floor 20 New York, New York 10019
(Address of Principal Executive Offices, including zip code)

(212) 259-8400
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, $0.0001 par value	MSAC	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one Class A ordinary share for $11.50 per share	MSACW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐Accelerated filer
⌧ Non-accelerated filer	⌧ Smaller reporting company
⌧ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ⌧  No ☐

As of May 24, 2021, there were 9,292,000 Class A ordinary shares, par value $0.0001 per share and 2,323,000 of the Company’s Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

MEDICUS SCIENCES ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

TABLE OF CONTENTS [NOTE: Printer to update TOC]

i

MEDICUS SCIENCES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Current Assets:
Cash	$1,844,205	$2,000
Prepaid Expenses	312,697	—
Due from Sponsor	118	—
Deferred offering costs	—	127,186
Total current assets	2,157,020	129,186

Cash Equivalents held in Trust Account	92,001,584	—
Derivative asset - forward purchase agreement	229,644	—
Total Assets	$94,388,248	$129,186

Liabilities and Shareholders' Equity
Current liabilities:
Accrued offering costs and expenses	$88,000	$23,969
Private placement proceeds received in advance	—	2,000
Due to related party	15,714	—
Promissory note - related party	—	84,285
Total current liabilities	103,714	110,254
Deferred underwriting commissions	2,300,000	—
Warrant liability	7,078,960	—
Total liabilities	9,482,674	110,254

Commitments
Class A ordinary shares subject to possible redemption, 7,990,557 and no shares at redemption value as of March 31, 2021 and December 31, 2020, respectively	79,905,570	—

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2021 and December 31,2020	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,301,443 and 0 shares issued and outstanding (excluding 7,990,557 and no shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	130	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,323,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020 (1)	232	232
Additional paid-in capital	3,559,352	24,768
Retained earnings (accumulated deficit)	1,440,290	(6,068)
Total shareholders' equity	5,000,004	18,932
Total Liabilities and Shareholders' Equity	$94,388,248	$129,186
(1)	At December 31, 2020, there were 303,000 shares subject to forfeiture. On February 18, 2021, the underwriters fully exercised their over-allotment option, thus, these shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

MEDICUS SCIENCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Formation and operating costs	$109,366
Loss from Operations	(109,366)

Other income (expenses):
Interest earned on investments held in Trust Account	1,585
Offering costs allocated to warrants	(205,898)
Change in fair value of warrant liability and derivative asset - forward purchase agreement, net	1,760,037
Total other income, net	1,555,724

Net income	$1,446,358

Basic and diluted weighted average shares outstanding, Class A	9,292,000
Basic and diluted net income per ordinary share, Class A	$0.00
Basic and diluted weighted average shares outstanding, Class B	2,158,033
Basic and diluted net income per ordinary share, Class B	$0.67
(1)	At December 31, 2020, there were 303,000 shares subject to forfeiture. On February 18, 2021, the underwriters fully exercised their over-allotment option, thus, these shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

MEDICUS SCIENCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED March 31, 2021

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares(1)		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	—	$—	2,323,000	$232	$24,768	$(6,068)	$18,932
Sale of 9,200,000 Units on February 18, 2021 through IPO, including over-allotment, net of fair value of warrant liability and offering costs	9,200,000	920	—	—	83,438,444	—	83,439,364
Issuance of representative shares	92,000	9	—	—	911	—	920
Net income	—	—	—	—	—	1,446,358	1,446,358
Change in Class A ordinary shares subject to possible redemption	(7,990,557)	(799)	—	—	(79,904,771)	—	(79,905,570)

Balance as of March 31, 2021	1,301,443	$130	2,323,000	$232	$3,559,352	$1,440,290	$5,000,004

The accompanying notes are an integral part of these financial statements.

MEDICUS SCIENCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2021

Cash flows from operating activities:
Net income	$1,446,358
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash equivalents held in Trust Account	(1,585)
Change in fair value of warrant liability and derivate asset - forward purchase agreement, net	(1,760,037)
Offering costs allocated to warrants	205,898
Changes in operating assets and liabilities:
Prepaid expenses	(312,696)
Due from Sponsor	(118)
Due to related party	15,714
Private placement proceeds received in advance	(2,000)
Net cash used in operating activities	(408,466)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(92,000,000)
Net cash used in investing activities	(92,000,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering	92,000,000
Proceeds from private placement, net of change in private placement proceeds received in advance	4,518,000
Payment of underwriter discount in cash at IPO	(1,840,000)
Payment of promissory note - related party	(84,285)
Payment of deferred offering costs	(343,044)
Net cash provided by financing activities	94,250,671
Net change in cash	1,842,205
Cash, beginning of period	2,000
Cash, end of the period	$1,844,205

Supplemental disclosure of cash flow information:
Accrued offering costs	$45,000
Initial value of Class A ordinary shares subject to possible redemption, as corrected	$75,523,530
Change in value of Class A ordinary shares subject to possible redemption	$4,382,040
Deferred underwriting commissions payable charged to additional paid in capital	$2,300,000
Initial measurement of forward purchase agreement liability	$521,597

The accompanying notes are an integral part of these financial statements.

MEDICUS SCIENCES ACQUISITION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

Note 1 — Organization and Business Operations

Medicus Sciences Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated in the Cayman Islands on November 26, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 12, 2021 (the “Effective Date”). On February 18, 2021, the Company consummated the IPO of 9,200,000 units (the “Units”), including 1,200,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover over-allotments (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $92,000,000, which is discussed in Note 4. Each Unit consists of one Class A ordinary share, one-ninth of one redeemable warrant of the Company (the “Warrants”) to purchase one Class A ordinary share at a price of $11.50 per share and one contingent right.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,022,222 private placement warrants (the “Private Placement Warrants”) to the Sponsor and Maxim Partners LLC (3,642,222 Private Placement Warrants to the Sponsor and 1,380,000 to Maxim Partners LLC) at a price of $0.90 per Private Placement Warrant, generating total gross proceeds of $4,520,000.

Also simultaneously with the closing of the IPO, the Company issued to designees of Maxim Partners LLC 92,000 shares of Class A ordinary shares (the “representative shares”). The Company estimated the fair value of the stock to be $920 based upon the price of the founder shares issued to the Sponsor. The representative share were treated as underwriters’ compensation and charged directly to shareholders’ equity.

Transaction costs amounted to $4,677,181 consisting of $1,840,000 of underwriting discount, $2,300,000 of deferred underwriting discount, the fair value of the representative shares of $920 and $537,181 of other cash offering costs.

Following the closing of the IPO on February 18, 2021, $92,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 under the Investment Company Act which only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay the income taxes, if any, the Company’s amended and restated memorandum and articles of association will provide that the proceeds from the IPO and the sale of the private placement warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Company’s Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO (the “Combination Period”), or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, and (c) the redemption of the public shares if the Company has not consummated the initial Business Combination within the Combination Period. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2021.

Correction of Previously Issued Financial Statement

The Company corrected certain line items related to the previously audited balance sheet as of February 18, 2021 in the Form 8-K filed with the SEC on February 24, 2021 related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as components of equity instead of a derivative liability under the guidance of Accounting Standard Codification (“ASC”) 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”). The following balance sheet items as of February 18, 2021 were impacted: an increase of $10.8 million in warrant liabilities, an increase of $521,597 in Forward Purchase Agreement liabilities, a decrease of $14.2 million in the amount of Class A ordinary shares subject to redemption, an increase of $2.8 million in additional paid-in capital and an increase of $2.8 million in accumulated deficit.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of March 31, 2021 and December 31, 2020.  The balance of the Company’s investments held in the Trust Account as of March 31, 2021 was comprised of cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Warrant Liabilities and Derivate Assets - Forward Purchase Agreement

The Company accounts for the Warrants and its Forward Purchase Agreement (“FPA”) as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPA and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPA are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period end date while the Warrants and FPA are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

The Company accounts for the Warrants and FPA in accordance with ASC 815-40 under which the Warrants and FPA do not meet the criteria for equity classification and must be recorded as liabilities. The fair value of the Public Warrants, contingent rights and Private Placement Warrants has been estimated using the Monte Carlo simulation model. The fair value of the FPA has been estimated using an adjusted net assets method. See Note 7 for further discussion of the pertinent terms of the Warrants used to determine the value of the Warrants and FPA.

The Company evaluated the Public Warrants, contingent rights, Private Placement Warrants and FPA (as defined in Note 7) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.

The Company allocates the offering costs between common stock and warrants using a relative fair value method, pursuant to which the offering costs allocated to the public warrants will be expensed immediately. Accordingly, as of March 31, 2021, allocated offering costs in the aggregate of $205,898 have been charged to operations

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 7,990,557 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for the financial statements’ recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimums for the three months ended March 31, 2021.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period.  The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase an aggregate of 8,088,889 shares of the Company’s Class A Ordinary Shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

Reconciliation of Net Loss per Ordinary Share

The Company’s condensed statement of operations includes a presentation of loss per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Accordingly, basic and diluted loss per share of Class A ordinary shares and Class B ordinary shares is calculated as follows:

Three Months Ended
March 31, 2021
Net Income per share for Class A ordinary shares:
Interest income earned on securities held in the Trust Account	$1,585

Weighted average shares outstanding of Class A ordinary shares	9,292,000
Basic and diluted net income per share, Class A ordinary shares	$0.00

Net Income per share for Class B ordinary shares:
Net Income	$1,446,358
Less: Income attributable to Class A ordinary shares	(1,585)
Adjusted net income	$1,444,773

Weighted average shares outstanding of Class B ordinary shares	2,158,033
Basic and diluted net income per share, Class B ordinary shares	$0.67

Fair Value of Financial Instruments

The Company follows the guidance in ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1 —

Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —

Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

As of March 31, 2021 and December 31, 2020, the carrying values of cash, cash equivalents held in the Trust Account, accrued offering costs and expenses, and due to related party approximate their fair values due to the short-term nature of the instruments. See Note 9 for additional information on assets and liabilities measured at fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering (“IPO”)

On February 18, 2021, the Company sold 9,200,000 Units, at a purchase price of $10.00 per Unit, which included the full exercise by the underwriters of the over-allotment option to purchase an additional 1,200,000 Units. Each Unit consists of one Class A ordinary share, one-ninth of one redeemable warrant (the “Outstanding Redeemable Warrant”), and a contingent right to receive at least two-ninths of one redeemable warrant (the “Distributable Medicus Redeemable Warrants”, and collectively with the Outstanding Redeemable Warrants, the “Redeemable Warrants”).

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor and Maxim Partners LLC purchased an aggregate of 5,022,222 Private Placement Warrants (3,642,222 Private Placement Warrants by the Sponsor and 1,380,000 by Maxim Partners LLC) at a price of $0.90 per Private Placement Warrant, for an aggregate purchase price of $4,520,000, in a private placement (the “Private Placement”). These Private Placement Warrants are also exercisable to purchase one Class A ordinary share at $11.50 per share and are identical to the warrants being sold as part of the Units in the IPO, subject to certain limited exceptions.

If the Company does not consummate an initial Business Combination within the Combination Period, the proceeds from the sale of the private placement warrants held in the Trust Account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless. The private placement warrants (i) will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor, Maxim Partners LLC or their permitted transferees. If the private placement warrants are held by holders other than the Sponsor, Maxim Partners LLC or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units being sold in the IPO.

Note 5 — Related Party Transactions

Founder Shares

The Sponsor paid $25,000 of expenses on behalf of the Company in exchange for 2,323,000 shares of the Company’s Class B ordinary shares, or approximately $0.01 per share, in connection with formation. The founder shares include an aggregate of up to 303,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On February 18, 2021, the underwriter exercised the over-allotment option in full, hence, the 303,000 founder shares are no longer subject to forfeiture.

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

Promissory Note — Related Party

On December 7, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of  $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of June 30, 2021 or the closing of the IPO. The outstanding balance of $300,000 under the promissory note was repaid at the closing of the initial public offering on February 18, 2021. As of March 31, 2021, there was no remaining amount outstanding.

Due to Related Party

The balance of $15,714 represents the amount accrued for the administrative support services provided by Sponsor commencing on the effective date of the IPO to March 31, 2021.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible upon consummation of the Business Combination into additional private placement warrant at a price of $0.90 per warrant. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

Administrative Service Fee

Commencing on the effective date of the IPO, the Company has agreed to pay an affiliate of the Company’s Sponsor a total of  $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021, the Company has accrued $15,714 of administrative service fee.

Forward Purchase Agreement

Upon closing of the IPO, The Company entered into an FPA, as amended with funds affiliated with Altium Capital Management, LP and Sio Capital Management, LLC (collectively, the “Forward Purchasers”). Pursuant to the FPA, the Forward Purchasers have agreed to purchase an aggregate of up to $16,000,000 of units (the “Forward Purchase Units”, the Class A ordinary shares and warrants constituting the Forward Purchase Units refer as the “Forward Purchase Shares” and “Forward Purchase Warrants,” respectively, and collectively with the Class A ordinary shares underlying the Forward Purchase Warrants, the “Forward Purchase Securities.”), which will have a purchase price of $10.00 per Forward Purchase Unit and consist of one Class A ordinary share and one-third of one warrant. The purchase of the 1,600,000 Forward Purchase Units will take place in a private placement substantially concurrently with the closing of the initial Business Combination. The Forward Purchasers have no obligation to purchase the Forward Purchase Units unless proceeds from sale of the Forward Purchase Units are necessary to enable the Company to complete the initial Business Combination. In that event, the Forward Purchasers’ obligation to purchase the Forward Purchase Units is limited to the purchase amount necessary to provide the Company with sufficient funds to consummate the initial Business Combination and to pay related fees and expenses, after first applying amounts available to the Company from the Trust Account (after giving effect to any redemptions of public shares) and any other equity financing source obtained by the Company for such purpose at or prior to the consummation of the initial Business Combination, plus any additional amounts mutually agreed and the target company to be retained by the post-business combination company for working capital or other purposes. In the event less than the full amount of the Forward Purchase Units is purchased, the Forward Purchasers will participate in the forward purchase proportionally. In addition, to the extent that the Forward Purchasers offer a bridge loan or any other form of financing to a target company in connection with a proposed initial business combination between the Company and that target company, the Forward Purchasers’ forward purchase obligation shall be reduced by the amount of such loan or other financing. The Forward Purchasers’ obligation to purchase the Forward Purchase Units may not be transferred to any other parties.

The proceeds of any sales of Forward Purchase Units will not be deposited in the Trust Account. The terms of the Forward Purchase Shares and Forward Purchase Warrants, respectively, will be identical to the terms of the Class A ordinary shares and the Redeemable Warrants included in the Units being issued in the IPO except that they will be subject to certain transfer restrictions and have certain registration rights.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Placement Warrants, Forward Purchase Securities and warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement signed on February 12, 2021. These holders will be entitled to make up to  three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $1,840,000 in the aggregate, upon closing of the IPO and the over-allotment option.. Additionally, the underwriters will be entitled to a deferred underwriting discount of 2.5% of the gross proceeds of the IPO held in the Trust Account, or $2,300,000 upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Representative Shares

On February 18, 2021, the Company issued to Maxim Partners LLC, a designee of Maxim Group LLC 92,000 Class A ordinary shares (the “representative shares”). The Company estimated the fair value of the stock to be $920 based upon the price of the founder shares issued to the Sponsor. The representative shares were treated as underwriters’ compensation and charged directly to shareholders’ equity.

Maxim Partners LLC has agreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination. In addition, Maxim Partners LLC has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within 24 months from the closing of the IPO.

Note 7 — Warrant Liability

The Company has outstanding warrants to purchase an aggregate of 8,088,888 shares of the Company’s common stock issued in connection with the Initial Public Offering and the Private Placement (including warrants issued in connection with the consummation of the Over-allotment).

Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Redeemable Warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the Redeemable Warrants is then effective and a prospectus relating thereto is current. No Redeemable Warrant will be exercisable, and the Company will not be obligated to issue Class A ordinary shares upon exercise of a warrant unless Class A ordinary shares issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Redeemable Warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Redeemable Warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Redeemable Warrant. In the event that a registration statement is not effective for the exercised Redeemable Warrants, the purchaser of a Unit containing such Redeemable Warrant will have paid the full purchase price for the Unit solely for the Class A ordinary share underlying such Unit.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company completes the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price and the $10.00 per share redemption trigger price described below under the heading “Redemption of Redeemable Warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of 100% of the Market Value and the Newly Issued Price.

The Forward Purchase Warrants will have the same exercise price as the Redeemable Warrants and be subject to the same price adjustments described above.

If the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Redeemable Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. In such event, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value and (B) 0.3611 per Redeemable Warrant. The “fair market value” as used in this paragraph shall mean the average of the daily volume-weighted average trading prices of the Class A ordinary shares during the 10 consecutive trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00.   Once the warrants become exercisable, the Company may call the Redeemable Warrants (and the Forward Purchase Warrants) for redemption:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder, provided that holders will be able to exercise their warrants prior to the time of redemption and, at the Company’ election, any such exercise may be required to be on a cashless basis; and
●	if, and only if, the daily volume-weighted average price of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading-day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00.   In addition, once the warrants become exercisable, the Company may call the Redeemable Warrants (and the Forward Purchase Warrants) for redemption:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table described in the prospectus, based on the redemption date and the “fair market value” of the Company’s Class A ordinary shares; and
●	if, and only if, the daily volume-weighted average price of the Company’s Class A ordinary shares equals or exceeds $10.00 per public share for any 20 trading days within the 30-trading-day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

The warrant agreement contains an Alternative Issuance provision that if less than 70% of the consideration receivable by the holders of the ordinary shares in the Business Combination is payable in the form of common equity in the successor entity, and if the holders of the warrants properly exercises the warrants within thirty days following the public disclosure of the consummation of Business Combination by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a Warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the ordinary shares consists exclusively of cash, the amount of such cash per ordinary shares, and (ii) in all other cases, the volume weighted average price of the ordinary shares as reported during the ten-trading day period ending on the trading day prior to the effective date of the Business Combination.

The Company believes that the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40, and thus the warrants are not eligible for an exception from derivative accounting.

The accounting treatment of derivative financial instruments requires that the Company record a derivative asset or liability upon the closing of IPO. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $10,851,878 of warrant liabilities upon issuance as of February 18, 2021. For the three months ended March 31, 2021, the Company recorded a change in the fair value of the warrant liabilities in the amount of approximately $3,772,918 on the statement of operations, resulting in warrant liabilities of $7,078,960 as of March 31, 2021 on the balance sheet.

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities at February 18, 2021	$10,851,878
Change in fair value of warrant liabilities	(3,772,918)
Warrant liabilities at March 31, 2021	$7,078,960

The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The Company has initially classified the FPA as an asset.  This financial instrument is subject to re-measurement at each balance sheet date.  With each such re-measurement, the FPA asset or liability will be adjusted to fair value, with the change in fair value recognized in the Company's statement of operations. As such, the Company recorded a $521,597 derivate liability related to the FPA as of February 18, 2021. At March 31, 2021, the re-measurement of the derivative associated with the FPA resulted in a derivative asset, and accordingly, for the three months ended March 31, 2021, the Company recorded a change in the fair value of the derivate instrument associated with the FPA of $751,244 on the statement of operations, resulting in a derivative asset - FPA of $229,644 as of March 31, 2021 on the balance sheet.

Derivate liability - forward purchase agreement at February 18, 2021	$(521,597)
Change in fair value of derivate instrument related to forward purchase agreement	751,244
Derivative asset - forward purchase agreement at March 31, 2021	$229,644

The estimated fair value of the derivate asset or liability for the forward purchase agreement is determined using several of the Level 3 inputs used in the valuation of the warrant liability.

There were no transfers between Levels 1, 2, or 3 during the three months ended March 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2021 and February 18, 2021

	March 31,	February 18,
	2021	2021
Exercise price	$11.50	$11.50
Share price	$9.45-$9.67	$9.77-$9.99
Volatility	10.0%	10.0%
Expected life	5.94	6.00
Risk-free rate	1.15%	0.75%
Dividend yield	—%	—%

Note 8 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were no shares of preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were 1,301,443 and 0 shares issued and outstanding, including 7,990,557 and no shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On December 6, 2020, the Sponsor paid $25,000 of expenses on behalf of the Company in exchange for 2,323,000 Class B ordinary shares, or approximately $0.01 per share. The founder shares included an aggregate of up to 303,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On February 18, 2021, the underwriters fully exercised the over-allotment, and the 303,000 shares are no longer subject to forfeiture.

The Company’s Sponsor and management team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

The founder shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the IPO, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (including the Forward Purchase Shares), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, members of the Company’s management team or any of their affiliates upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

The holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law.

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	878	$878	$—	$—
U.S Treasury Securities held in Trust Account	92,000,706	92,000,706	—	—
Derivative asset - forward purchase agreement	229,644	—	—	229,644
	$92,231,228	$92,001,584	$—	$229,644
Liabilities:
Warrant Liability	$7,078,960	$—	$—	$7,078,960

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Medicus Sciences Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Medicus Sciences Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the Cayman Islands in November 26, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash from the proceeds of the initial public offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

All activity through March 31, 2021 relates to our formation, initial public offering, and search for a prospective initial business combination target.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2021 were organizational activities and those necessary to prepare for the initial public offering, described below and after our initial public offering, identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net income of $1,446,358 which consisted of non-cash gains of $1,760,037 related to changes in the fair value of the warrants and FPA, formation costs and costs related to our initial public offering and search for a prospective initial business combination target of $109,366, offering costs allocated to the issuance of warrants of $205,898, and interest earned on the investments held in the Trust Account of $1,585.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of Class B ordinary shares by the Sponsor and loans from our Sponsor.

For the three months ended March 31, 2021, cash used in operating activities was $408,466. Net income of $1,446,358 was affected by the non-cash gain on the change in fair value of the Warrants and derivate asset - forward purchase agreement of $1,760,037, interest earned on marketable securities held in the Trust Account of $1,585 and changes in operating assets and liabilities, which used $299,100 of cash from operating activities.

As of March 31, 2021, we had cash and marketable securities of $92,001,584 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination.

On February 18, 2021, we consummated the initial public offering of 9,200,000 units, which included the full exercise of the underwriter’s option to purchase up to an additional 1,200,000 units at the initial public offering price to cover over-allotments, at a price of $10.00 per unit, generating gross proceeds of $92,000,000.

Simultaneously with the closing of the our initial public offering (“IPO”) and the over-allotment option, the Company consummated the sale of 5,022,222 Private Placement Warrants (the “Private Placement Warrants”) to the Sponsor and Maxim Partners LLC (3,642,222 Private Placement Warrants to the Sponsor and 1,380,000 to Maxim Partners LLC) at a price of $0.90 per Private Placement Warrant, generating total gross proceeds of $4,520,000.

Also simultaneously with the closing of the IPO, the Company issued to designees of Maxim Partners LLC 92,000 shares of Class A ordinary shares (the “representative shares”). The Company estimated the fair value of the stock to be $920 based upon the price of the founder shares issued to the Sponsor. The representative share were treated as underwriters’ compensation and charged directly to shareholders’ equity.

Following the initial public offering and the private placement, a total of $92,000,000 was placed in the trust account. We incurred $4,632,181 in transaction costs, including $1,840,000 of underwriting discount, $2,300,000 of deferred underwriting discount, the fair value of the representative shares of $920 and $537,181 of other cash offering costs.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $.90 per warrant, at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

Maxim Group LLC agreed to defer $2,300,000 in underwriting commission until the completion of the Company’s initial business combination, if any, which deferred commission would be paid out of the trust account. Such funds will be released only upon consummation of an initial business combination. If the business combination is not consummated, such deferred commission will be forfeited. None of the underwriters will be entitled to any interest accrued on the deferred commission. Up to 40% of such 2.5%, or 1.0% of the gross proceeds of our IPO, may be re-allocated to other FINRA members that provide services to us in identifying or consummating our initial business combination, in the sole discretion of our Sponsor. In no event will more than an aggregate of 30% of such 1.0%, or 0.3% of the gross proceeds (or 1.8% of the gross proceeds in the aggregate) be paid to, received by, or directed to, Maxim Group LLC or any other underwriter(s) participating in this offering (including any associated persons or affiliates of Maxim Group LLC and any participating underwriter(s)), for their services rendered in connection with our IPO.

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of the Private Placement Warrants and Public Warrants we issued in February 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in February 2021.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "Annual Report") filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report, except for the below:

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued the SEC Statement, wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the material weakness in our internal controls over financial reporting described above, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On February 18, 2021, we consummated the initial public offering of 9,200,000 units, which included the full exercise of the underwriter’s option to purchase up to an additional 1,200,000 units at the initial public offering price to cover over-allotments. The units sold in the IPO and the full exercise of over-allotment option sold at an offering price of $10.00 per unit, generating total gross proceeds of $92,000,000. Maxim Group LLC acted as sole book-running manager of our initial public offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1, as amended (No. 333-251674). The Securities and Exchange Commission declared the registration statement effective on February 12, 2021.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,022,222 Private Placement Warrants to the Sponsor and Maxim Partners LLC (3,642,222 Private Placement Warrants to the Sponsor and 1,380,000 to Maxim Partners LLC) at a price of $0.90 per Private Placement Warrant, generating total gross proceeds of $4,520,000.

Of the gross proceeds received from the IPO including the over-allotment option, and the placement warrants, $92,000,000 was placed in the trust account.

We paid a total of $1,840,000 in underwriting discounts and commissions, excluding a deferred underwriting discount of $2,300,000, the fair value of the representative shares of $920 and $537,181 for other offering costs related to the IPO.

There has been no material change in the planned use of the proceeds from the IPO and private placement as is described in the Company’s final prospectus related to the IPO.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated February 15, 2021, by and between the Company and Maxim Group LLC. (1)
3.1	Amended and Restated Articles of Association.(1)
4.1	Warrant Agreement, dated February 15, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.2*	Amendment to the Warrant Agreement, dated April 29, 2021, by and between the registrant and Continental Stock Transfer & Trust Company
4.6	Contingent Rights Agreement, dated February 15, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent.(1)
10.1	Promissory Note, dated December 7, 2020, issued to Medicus Sciences Holdings LLC. (2)
10.2	Investment Management Trust Agreement, February 15, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated February 15, 2021, by and among the Company and certain security holders. (1)
10.4	Securities Subscription Agreement, dated December 7, 2020, between the Company and Medicus Sciences Holdings LLC. (2)
10.5	Private Placement Warrants Purchase Agreement, dated February 15, 2021, by and between the Company and Medicus Sciences Holdings LLC. (1)
10.6	Private Placement Warrants Purchase Agreement, dated February 15, 2021, by and between the Company and Maxim Partners LLC. (1)
10.7	Letter Agreement, dated February 15, 2021, by and among the Company, its officers, directors and Medicus Sciences Holdings LLC. (1)
10.8	Administrative Support Agreement, dated February 15, 2021, by and between the Company and Medicus Sciences Holdings LLC. (1)
10.9	Forward Purchase Agreement, dated February 2, 2021, between the Company, Altium MSAC, LLC and Structure Alpha LLC. (3)
10.10	Amendment to Forward Purchase Agreement, dated February 17, 2021, between the Company, Altium MSAC, LLC and Structure Alpha LLC.(4)
10.11	Second Amendment to Forward Purchase Agreement, dated March 30, 2021, between the Company, Altium MSAC, LLC and Structure Alpha LLC.(4)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith.

**   Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 19, 2021 and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed with the SEC on December 23, 2020 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Registration Statement on Form S-1/A filed with the SEC on February 3, 2021 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on March 31, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICUS SCIENCES ACQUISITION CORP.

Date: May 24, 2021	By:	/s/ Michael Castor
	Name:	Michael Castor
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Judah Drillick
	Name:	Judah Drillick
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)