Form 10-Q
period 2021-06-30
Medicus Sciences Acquisition Corp.
filed 2021-08-05
CIK 1836517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

☐ Large accelerated filer	☐ Accelerated filer
⌧ Non-accelerated filer	⌧ Smaller reporting company
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

As of August 4 2021, there were 9,292,000 Class A ordinary shares, par value $0.0001 per share and 2,323,000 of the Company’s Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

MEDICUS SCIENCES ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

MEDICUS SCIENCES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current Assets:
Cash	$1,695,899	$2,000
Prepaid Expenses	258,176	—
Due from Sponsor	117	—
Deferred offering costs	—	127,186
Total current assets	1,954,192	129,186
Investments held in Trust Account	92,005,878	—
Derivative asset - forward purchase agreement	8,147	—
Total Assets	$93,968,217	$129,186

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$67,600	$23,969
Private placement proceeds received in advance	—	2,000
Due to related party	25,714	—
Promissory note - related party	—	84,285
Total current liabilities	93,314	110,254
Deferred underwriting commissions	2,300,000	—
Warrant liability	8,212,349	—
Total liabilities	10,605,663	110,254

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 7,836,255 and no shares at redemption value of $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	78,362,550	—

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,455,745 and no shares issued and outstanding (excluding 7,836,255 and no shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	146	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,323,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	232	232
Additional paid-in capital	5,102,357	24,768
Retained earnings (accumulated deficit)	(102,731)	(6,068)
Total shareholders’ equity	5,000,004	18,932
Total Liabilities and Shareholders’ Equity	$93,968,217	$129,186

The accompanying notes are an integral part of these financial statements.

MEDICUS SCIENCES ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended	For the Three Months Ended
	June 30,	June 30,
	2021	2021
Formation and operating costs	$301,794	$192,428
Loss from Operations	(301,794)	(192,428)

Other income (expenses):
Interest earned on investments held in Trust Account	5,878	4,293
Offering costs allocated to warrants	(205,898)	—
Change in fair value of warrant liability and derivative asset – forward purchase agreement, net	405,151	(1,354,886)
Total other income, net	205,131	(1,350,593)

Net loss	$(96,663)	$(1,543,021)

Basic and diluted weighted average shares outstanding, Class A	9,292,000	9,292,000
Basic and diluted net income per ordinary share, Class A	$—	$—
Basic and diluted weighted average shares outstanding, Class B	2,242,200	2,323,000
Basic and diluted net loss per ordinary share, Class B	$(0.67)	$(0.05)

The accompanying notes are an integral part of these financial statements.

MEDICUS SCIENCES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	—	$—	2,323,000	$232	$24,768	$(6,068)	$18,932
Sale of 9,200,000 Units on February 18, 2021 through IPO, including over-allotment, net of fair value of warrant liability	9,200,000	920	—	—	83,438,444	—	83,439,364
Issuance of representative shares	92,000	9	—	—	911	—	920
Net income	—	—	—	—	—	1,446,358	1,446,358
Change in Class A ordinary shares subject to possible redemption	(7,990,557)	(799)	—	—	(79,904,771)	—	(79,905,570)
Balance as of March 31, 2021	1,301,443	$130	2,323,000	$232	$3,559,352	$1,440,290	$5,000,004
Net loss	—	—	—	—	—	(1,543,021)	(1,543,021)
Change in Class A ordinary shares subject to possible redemption	154,302	15	—	—	1,543,006	—	1,543,021

Balance as of June 30, 2021	1,455,745	$146	2,323,000	$232	$5,102,357	$(102,731)	$5,000,004

The accompanying notes are an integral part of these financial statements

MEDICUS SCIENCES ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED June 30, 2021

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(96,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(5,878)
Change in fair value of warrant liability and derivative asset - forward purchase agreement, net	(405,151)
Offering costs allocated to warrants	205,898
Changes in operating assets and liabilities:
Prepaid expenses	(258,176)
Due from Sponsor	(117)
Due to related party	25,714
Private placement proceeds received in advance	(2,000)
Net cash used in operating activities	(536,373)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(92,000,000)
Net cash used in investing activities	(92,000,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering	92,000,000
Proceeds from private placement, net of change in private placement proceeds received in advance	4,218,000
Payment of underwriter discount in cash at IPO	(1,840,000)
Proceeds from promissory note - related party	215,715
Payment of deferred offering costs	(363,443)
Net cash provided by financing activities	94,230,272
Net change in cash	1,693,899
Cash, beginning of period	2,000
Cash, end of the period	$1,695,899

Supplemental disclosure of cash flow information:
Accrued offering costs	$24,600
Initial value of Class A ordinary shares subject to possible redemption	$75,523,535
Change in value of Class A ordinary shares subject to possible redemption	$2,839,015
Deferred underwriting commissions payable charged to additional paid in capital	$2,300,000
Initial measurement of forward purchase agreement liability	$521,597
Repayment of promissory note - related party through reduction in proceeds from private placement	$300,000

The accompanying notes are an integral part of these financial statements.

MEDICUS SCIENCES ACQUISITION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 12, 2021 (the “Effective Date”). On February 18, 2021, the Company consummated the IPO of 9,200,000 units (the “Units”), including 1,200,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover over-allotments (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $92,000,000, which is discussed in Note 3. Each Unit consists of one Class A ordinary share, one-ninth of one redeemable warrant of the Company (the “Warrants”) to purchase one Class A ordinary share at a price of $11.50 per share and one contingent right.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,022,222 private placement warrants (the “Private Placement Warrants”) to the Sponsor and Maxim Partners LLC (3,642,222 Private Placement Warrants to the Sponsor and 1,380,000 to Maxim Partners LLC) at a price of $0.90 per Private Placement Warrant, generating total gross proceeds of $4,520,000.

Also, simultaneously with the closing of the IPO, the Company issued to designees of Maxim Partners LLC 92,000 shares of Class A ordinary shares (the “representative shares”). The Company estimated the fair value of the stock to be $920 based upon the price of the founder shares issued to the Sponsor. The representative shares were treated as underwriters’ compensation and charged directly to shareholders’ equity.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities.  Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of June 30, 2021 and December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Warrant Liabilities and Derivative Assets - Forward Purchase Agreement

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

The Company accounts for the Warrants and FPA in accordance with ASC 815-40 under which the Warrants and FPA do not meet the criteria for equity classification and must be recorded as derivatives. The fair value of the Public Warrants has been estimated using its quoted market price as of the valuation date. The fair value of the contingent rights and Private Placement Warrants has been estimated using the Monte Carlo simulation model. The fair value of the FPA has been estimated using an adjusted net assets method. See Note 7 for further discussion of the pertinent terms of the Warrants used to determine the value of the Warrants and FPA.

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

The Company allocates the offering costs between common stock and warrants using a relative fair value method, pursuant to which the offering costs allocated to the public warrants will be expensed immediately. Accordingly, as of June 30, 2021, allocated offering costs in the aggregate of $205,898 have been charged to operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 7,836,255 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimus for the three and six months ended June 30, 2021.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period.  The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase an aggregate of 8,088,889 shares of the Company’s Class A Ordinary Shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, net of any applicable income taxes or franchise taxes, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable ordinary shares, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founders Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Six Months Ended	Three Months Ended
	June 30, 2021	June 30, 2021
Net Income per share for Class A ordinary shares:
Interest income earned on securities held in the Trust Account	$5,878	$4,293
Less: applicable income and franchise taxes	—	—
Income attributable to Class A ordinary shares	$5,878	$4,293
Weighted average shares outstanding of Class A ordinary shares	9,292,000	9,292,000
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Net loss per share for Class B ordinary shares:
Net loss	$(96,663)	$(1,543,021)
Less: Income attributable to Class A ordinary shares	5,878	4,293
Adjusted net loss	$(102,541)	$(1,547,314)

Weighted average shares outstanding of Class B ordinary shares	2,242,200	2,323,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.05)	$(0.67)

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

As of June 30, 2021 and December 31, 2020, the carrying values of cash, cash equivalents held in the Trust Account, accrued offering costs and expenses, and due to related party approximate their fair values due to the short-term nature of the instruments. See Note 9 for additional information on assets and liabilities measured at fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Promissory Note — Related Party

On December 7, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of  $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of June 30, 2021 or the closing of the IPO. The outstanding balance of $300,000 under the promissory note was repaid through a reduction in the private placement proceeds received from the Sponsor at the closing of the initial public offering and private placement on February 18, 2021. As of June 30, 2021, there was no remaining amount outstanding.

Due to Related Party

The balance of $25,714 represents the amount accrued for the administrative support services provided by Sponsor commencing on the effective date of the IPO to June 30, 2021.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible upon consummation of the Business Combination into additional private placement warrant at a price of $0.90 per warrant. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

Administrative Service Fee

Commencing on the effective date of the IPO, the Company has agreed to pay an affiliate of the Company’s Sponsor a total of  $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the six and three months ended June 30, 2021, the Company has incurred $45,714 and $30,000 of administrative service fee, respectively, of which $25,714 is accrued and presented as due to related party on the accompanying unaudited condensed balance sheet as of June 30, 2021.

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

The Company has initially classified the FPA as an asset.  This financial instrument is subject to re-measurement at each balance sheet date.  With each such re-measurement, the FPA asset or liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. As such, the Company recorded a $521,597 derivate liability related to the FPA as of February 18, 2021. At March 31, 2021 and June 30, 2021, the re-measurement of the derivative associated with the FPA resulted in a derivative asset, and accordingly, for the three months ended March 31, 2021 and the three months ended June 30, 2021, the Company recorded a change in the fair value of the derivate instrument associated with the FPA as an increase of $751,244 and a decrease of $221,497 on the statement of operations, respectively, resulting in a derivative asset - FPA of $8,147 as of June 30, 2021 on the balance sheet.

Derivate liability - forward purchase agreement at February 18, 2021	$(521,597)
Change in fair value of derivate instrument related to forward purchase agreement	751,244
Derivative asset - forward purchase agreement at March 31, 2021	$229,644
Change in fair value of derivate instrument related to forward purchase agreement	(221,497)
Derivative asset - forward purchase agreement at June 30, 2021	$8,147

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Placement Warrants, Forward Purchase Agreement and warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement signed on February 12, 2021. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative asset or liability upon the closing of IPO. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation and Black-Scholes Option Pricing Model. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $10,851,878 of warrant liabilities upon issuance as of February 18, 2021. For the three months ended March 31, 2021 and the three months ended June 30, 2021, the Company recorded a change in the fair value of the warrant liabilities as an increase in the amount of $3,772,918 and a decrease in the amount of $1,133,389 on the statement of operations, respectively, resulting in warrant liabilities of $8,212,349 as of June 30, 2021 on the balance sheet.

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities at February 18, 2021	$10,851,878
Change in fair value of warrant liabilities	(3,772,918)
Warrant liabilities at March 31, 2021	$7,078,960
Change in fair value of warrant liabilities	1,133,389
Warrant liabilities at June 30, 2021	$8,212,349

Note 8 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were no shares of preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 1,455,745 and 0 shares issued and outstanding, excluding 7,836,255 and no shares subject to possible redemption, respectively.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	92,005,878	$92,005,878	$—	$—
Derivative asset - forward purchase agreement	8,147	—	—	8,147
	$92,014,025	$92,005,878	$—	$8,147
Liabilities:
Warrant Liability - Public	$1,032,444	$1,032,444	$—	$—
Warrant Liability – Private	7,179,905	—	—	7,179,905
	$8,212,349	$1,032,444	$—	$7,179,905

The estimated fair value of the warrant liability for the private warrants and the derivate asset - forward purchase agreement is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The estimated fair value of the derivate asset or liability for the forward purchase agreement is determined using several of the Level 3 inputs used in the valuation of the warrant liability.

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2021 :

June 30,
2021
Exercise price	$11.50
Share price	$9.65
Volatility	10.0%
Expected life	5.82
Risk-free rate	1.01%
Dividend yield	—%

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in April 2021 when the Public Warrants were separately listed and traded amounted to approximately $891,000.

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

All activity through June 30, 2021 relates to our formation, initial public offering, and search for a prospective initial business combination target.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for the initial public offering, described below and after our initial public offering, identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $1,543,021 which consisted of non-cash loss of $1,354,886 related to changes in the fair value of the warrants and FPA, formation costs and costs related to our initial public offering and search for a prospective initial business combination target of $192,428, and interest earned on the investments held in the Trust Account of $4,293.

For the six months ended June 30, 2021, we had a net loss of $96,663 which consisted of non-cash gain of $405,151 related to changes in the fair value of the warrants and FPA, loss from offering cost expenses allocated to warrants of $205,898, formation costs and costs related to our initial public offering and search for a prospective initial business combination target of $301,794, and interest earned on the investments held in the Trust Account of $5,878.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of Class B ordinary shares by the Sponsor and loans from our Sponsor.

For the six months ended June 30, 2021, we had a net loss of $96,663 that was affected by the non-cash gain on the change in fair value of the Warrants of $405,151, loss from offering cost expenses allocated to warrants of $205,898, interest earned on investments held in the Trust Account of $5,878 and changes in operating assets and liabilities, which used $234,579 of cash from operating activities.

As of June 30, 2021, we had cash and U.S. money market funds of $92,005,878 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination.

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

Also, simultaneously with the closing of the IPO, the Company issued to designees of Maxim Partners LLC 92,000 shares of Class A ordinary shares (the “representative shares”). The Company estimated the fair value of the stock to be $920 based upon the price of the founder shares issued to the Sponsor. The representative shares were treated as underwriters’ compensation and charged directly to shareholders’ equity.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities and Derivative Assets - Forward Purchase Agreement

We account for the Warrants and the Forward Purchase Agreement (“FPA”) as derivative instruments based on an assessment of the specific terms of the Warrants and FPA.  These instruments are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of these derivative instruments are recognized as a non-cash gain or loss on the statements of operations.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that is considered to be outside of our control and subject to the occurrence of uncertain future events.  Accordingly, 7,836,255 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheet.

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable ordinary shares outstanding for the period. Net income (loss) per ordinary share, basic and diluted for Class B non-redeemable ordinary shares stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the periods presented.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of the Private Placement Warrants and Public Warrants we issued in February 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in February 2021.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for a smaller reporting company. However, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in the Company’s final prospectus as filed with the SEC on December 23, 2020, and the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on May 24, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

For a description of the use of the proceeds generated in our initial public offering, see Part II, Item 2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021. There has been no material change in the planned use of the proceeds from the Company’s initial public offering and private placement as is described in the Company’s final prospectus, dated December 23, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Articles of Association.(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*     Filed herewith.

**   Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 19, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICUS SCIENCES ACQUISITION CORP.

Date: August 5, 2021	By:	/s/ Michael Castor
	Name:	Michael Castor
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Judah Drillick
	Name:	Judah Drillick
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)