Form 10-Q
period 2021-09-30
Medicus Sciences Acquisition Corp.
filed 2021-11-04
CIK 1836517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 4, 2021, there were 9,292,000 Class A ordinary shares, par value $0.0001 per share and 2,323,000 of the Company’s Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

MEDICUS SCIENCES ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

MEDICUS SCIENCES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
Assets
Current Assets:
Cash	$1,584,979	$2,000
Prepaid expenses	200,322	—
Due from Sponsor	118	—
Deferred offering costs	—	127,186
Total current assets	1,785,419	129,186
Investments held in Trust Account	92,007,046	—
Derivative asset - forward purchase agreement	9,406	—
Total Assets	$93,801,871	$129,186

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accrued offering costs and expenses	$67,137	$23,969
Private placement proceeds received in advance	—	2,000
Due to related party	25,714	—
Promissory note - related party	—	84,285
Total current liabilities	92,851	110,254
Deferred underwriting commissions	2,300,000	—
Derivative liability	5,787,091	—
Total liabilities	8,179,942	110,254

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 9,200,000 and no shares at redemption value of $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	92,000,000	—

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 92,000 and no shares issued and outstanding (excluding 9,200,000 and no shares subject to possible redemption at September 30, 2021 and December 31, 2020, respectively)	9	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,323,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	232	232
Additional paid-in capital	—	24,768
Accumulated deficit	(6,378,312)	(6,068)
Total shareholders’ equity (deficit)	(6,378,071)	18,932
Total Liabilities and Shareholders’ Equity (Deficit)	$93,801,871	$129,186

The accompanying notes are an integral part of these financial statements.

MEDICUS SCIENCES ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2021	2021
Formation and operating costs	$168,309	$470,104
Loss from Operations	(168,309)	(470,104)

Other income (expenses):
Interest earned on investments held in Trust Account	1,168	7,046
Offering costs allocated to warrants	—	(205,898)
Change in fair value of warrant liability and derivative asset – forward purchase agreement, net	2,426,517	2,831,668
Total other income, net	2,427,685	2,632,816

Net income	$2,259,376	$2,162,712

Basic and diluted weighted average shares outstanding, Class A	9,292,000	7,658,242
Basic and diluted net income per ordinary share, Class A	$0.19	$0.22
Basic and diluted weighted average shares outstanding, Class B	2,323,000	2,269,529
Basic and diluted net income per ordinary share, Class B	$0.19	$0.22

The accompanying notes are an integral part of these financial statements.

MEDICUS SCIENCES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	—	$—	2,323,000	$232	$24,768	$(6,068)	$18,932
Issuance of representative shares	92,000	9	—	—	911	—	920
Accretion to redemption value for Class A ordinary shares subject to possible redemption	—	—	—	—	(25,679)	(8,534,957)	(8,560,636)
Net income	—	—	—	—	—	1,446,358	1,446,358
Balance as of March 31, 2021	92,000	$9	2,323,000	$232	$—	$(7,094,667)	$(7,094,426)

Net loss	—	—	—	—	—	(1,543,021)	(1,543,021)

Balance as of June 30, 2021	92,000	$9	2,323,000	$232	$—	$(8,637,688)	$(8,637,447)

Net income	—	—	—	—	—	2,259,376	2,259,376

Balance as of September 30, 2021	92,000	$9	2,323,000	$232	$—	$(6,378,312)	$(6,378,071)

The accompanying notes are an integral part of these financial statements.

MEDICUS SCIENCES ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED September 30, 2021

(UNAUDITED)

Nine Months Ended
September 30,
2021
Cash Flows from Operating Activities:
Net income	$2,162,712
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(7,046)
Change in fair value of warrant liability and derivative asset - forward purchase agreement, net	(2,831,668)
Offering costs allocated to warrants	205,898
Changes in operating assets and liabilities:
Prepaid expenses	(200,322)
Due from Sponsor	(118)
Due to related party	25,714
Accrued expenses	(2,463)
Net cash used in operating activities	(647,293)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(92,000,000)
Net cash used in investing activities	(92,000,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering	92,000,000
Proceeds from private placement	4,218,000
Payment of underwriter discount in cash at IPO	(1,840,000)
Proceeds from promissory note - related party	215,715
Payment of deferred offering costs	(363,443)
Net cash provided by financing activities	94,230,272
Net change in cash	1,582,979
Cash, beginning of period	2,000
Cash, end of the period	$1,584,979

Supplemental disclosure of cash flow information:
Offering costs included in accrued offering costs and expenses	$24,600
Issuance of representative shares	$920
Deferred underwriting commissions payable charged to additional paid in capital	$2,300,000
Repayment of promissory note - related party through reduction in proceeds from private placement	$300,000

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Also, simultaneously with the closing of the IPO, the Company issued to designees of Maxim Partners LLC 92,000 shares of non-redeemable Class A ordinary shares (the “representative shares”). The Company estimated the fair value of the stock to be $920 based upon the price of the founder shares issued to the Sponsor. The representative shares were treated as underwriters’ compensation and charged directly to shareholders’ equity.

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

Note 2 — Revision of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its presentation of its Class A ordinary shares subject to redemption. The Company previously determined that temporary equity should consist of the Class A ordinary shares subject to possible redemption at their redemption value of $10.00 per Class A ordinary share while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the quarterly period ended September 30, 2021, the Company reevaluated the classification of a portion of the Class A ordinary shares in permanent equity and determined that all Class A ordinary shares issued in the IPO can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the Class A ordinary shares subject to possible redemption should be classified as temporary equity in its entirety. This resulted in an increase to temporary equity, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. The accompanying statements of changes in shareholders' equity and cash flows no longer present the change in redeemable shares to align with the presentation of all redeemable Class A ordinary shares as temporary equity.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of September 30, 2021 and December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company accounts for the Warrants and FPA in accordance with ASC 815-40 under which the Warrants and FPA do not meet the criteria for equity classification and must be recorded as derivatives. The fair value of the Public Warrants has been estimated using its quoted market price as of September 30, 2021. The fair value of the Private Placement Warrants has been estimated using the modified Black-Scholes-Merton model. The fair value of the FPA has been estimated using an adjusted net assets method. See Note 10 for further discussion of the fair value measurement.

The Company evaluated the Public Warrants, contingent rights, Private Placement Warrants and FPA (as defined in Note 8) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.

The Company allocates the offering costs between common stock and warrants using a relative fair value method, pursuant to which the offering costs allocated to the public warrants will be expensed immediately. Accordingly, as of September 30, 2021, allocated offering costs in the aggregate of $205,898 have been charged to operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. Most of the Company’s Class A ordinary shares feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 9,200,000 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the three and nine months ended September 30, 2021.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period.  The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase an aggregate of 8,088,889 shares of the Company’s Class A Ordinary Shares in the calculation of diluted income (loss) per share, since their exercise is contingent. Accretion associated with the redeemable shares of Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value. As a result, diluted income per ordinary share is the same as basic income per ordinary share.

For the three months ended September 30, 2021	Class A	Class B
Allocation of net income including ordinary shares subject to possible redemption	$1,807,501	$451,875

Weighted Average Ordinary Shares outstanding	9,292,000	2,323,000
Basic and Diluted net income per share	$0.19	$0.19

For the nine months ended September 30, 2021	Class A	Class B
Allocation of net income including ordinary shares subject to possible redemption	$1,668,307	$494,405

Weighted Average Ordinary Shares outstanding	7,658,242	2,269,529
Basic and Diluted net income per share	$0.22	$0.22

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

As of September 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, and current liabilities approximate their fair values due to the short-term nature of the instruments. See Note 10 for additional information on assets and liabilities measured at fair value.

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

Note 4 — Initial Public Offering (“IPO”)

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

All of the 9,200,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Given that the Class A ordinary share was issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary share classified as temporary equity is the allocated proceeds based on the guidance in ASC 470-20.

The Class A ordinary share is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.  The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

As of September 30, 2021, the redeemable Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from public issuance	$92,000,000

Less:
Proceeds allocated to public warrants	(4,089,353)
Class A ordinary shares issuance costs	(4,471,283)
Plus:
Accretion of carrying value to redemption value	8,560,636
Contingently redeemable Class A ordinary share	$92,000,000

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

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

Promissory Note — Related Party

On December 7, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of  $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of June 30, 2021 or the closing of the IPO. The outstanding balance of $300,000 under the promissory note was repaid through a reduction in the private placement proceeds received from the Sponsor at the closing of the initial public offering and private placement on February 18, 2021. As of September 30, 2021, there was no remaining amount outstanding. The Company no longer has the ability to borrow under this arrangement.

Due to Related Party

The balance of $25,714 represents the amount accrued for the administrative support services provided by Sponsor commencing on the effective date of the IPO to September 30, 2021.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible upon consummation of the Business Combination into additional private placement warrant at a price of $0.90 per warrant. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

Administrative Service Fee

Commencing on the effective date of the IPO, the Company has agreed to pay an affiliate of the Company’s Sponsor a total of  $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company has incurred $55,714 and $30,000 of administrative service fee, respectively, of which $25,714 is accrued and presented as due to related party on the accompanying unaudited condensed balance sheet as of September 30, 2021.

Forward Purchase Agreement

Upon closing of the IPO, The Company entered into an FPA, as amended with funds affiliated with Altium Capital Management, LP and Sio Capital Management, LLC (collectively, the “Forward Purchasers”). Pursuant to the FPA, the Forward Purchasers have agreed to purchase an aggregate of up to $16,000,000 of units (the “Forward Purchase Units”, the Class A ordinary shares and warrants constituting the Forward Purchase Units referred to as the “Forward Purchase Shares” and “Forward Purchase Warrants,” respectively, and collectively with the Class A ordinary shares underlying the Forward Purchase Warrants, the “Forward Purchase Securities”), which will have a purchase price of $10.00 per Forward Purchase Unit and consist of one Class A ordinary share and one-third of one warrant. The purchase of the 1,600,000 Forward Purchase Units will take place in a private placement substantially concurrently with the closing of the initial Business Combination. The Forward Purchasers have no obligation to purchase the Forward Purchase Units unless proceeds from sale of the Forward Purchase Units are necessary to enable the Company to complete the initial Business Combination. In that event, the Forward Purchasers’ obligation to purchase the Forward Purchase Units is limited to the purchase amount necessary to provide the Company with sufficient funds to consummate the initial Business Combination and to pay related fees and expenses, after first applying amounts available to the Company from the Trust Account (after giving effect to any redemptions of public shares) and any other equity financing source obtained by the Company for such purpose at or prior to the consummation of the initial Business Combination, plus any additional amounts mutually agreed and the target company to be retained by the post-business combination company for working capital or other purposes. In the event less than the full amount of the Forward Purchase Units is purchased, the Forward Purchasers will participate in the forward purchase proportionally. In addition, to the extent that the Forward Purchasers offer a bridge loan or any other form of financing to a target company in connection with a proposed initial business combination between the Company and that target company, the Forward Purchasers’ forward purchase obligation shall be reduced by the amount of such loan or other financing. The Forward Purchasers’ obligation to purchase the Forward Purchase Units may not be transferred to any other parties.

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

The Company has initially classified the FPA as a derivative. This financial instrument is subject to re-measurement at each balance sheet date.  With each such re-measurement, the FPA asset or liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. As such, the Company recorded a $521,597 derivate liability related to the FPA as of February 18, 2021. At June 30, 2021 and September 30, 2021, the re-measurement of the derivative associated with the FPA resulted in a derivative asset, and accordingly, for the six months ended June 30, 2021 and the three months ended September 30, 2021, the Company recorded a change in the fair value of the derivate instrument associated with the FPA as an increase of $529,744 and an increase of $1,259 on the statement of operations, respectively, resulting in a derivative asset - FPA of $9,406 as of September 30, 2021 on the balance sheet.

Derivate liability - forward purchase agreement at February 18, 2021	$(521,597)
Change in fair value of derivate instrument related to forward purchase agreement	529,744
Derivative asset - forward purchase agreement at June 30, 2021	$8,147
Change in fair value of derivate instrument related to forward purchase agreement	1,259
Derivative asset - forward purchase agreement at September 30, 2021	$9,406

Note 7 — Commitments and Contingencies

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $1,840,000 in the aggregate, upon closing of the IPO and the over-allotment option. Additionally, the underwriters will be entitled to a deferred underwriting discount of 2.5% of the gross proceeds of the IPO held in the Trust Account, or $2,300,000 upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Representative Shares

On February 18, 2021, the Company issued to Maxim Partners LLC, a designee of Maxim Group LLC 92,000 non-redeemable Class A ordinary shares (the “representative shares”). The Company estimated the fair value of the stock to be $920 based upon the price of the founder shares issued to the Sponsor. The representative shares were treated as underwriters’ compensation and charged directly to shareholders’ equity.

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

Note 8 — Derivative Liability

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative asset or liability upon the closing of IPO. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation and Black-Scholes Option Pricing Model. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $10,851,878 of warrant liabilities upon issuance as of February 18, 2021. For the six months ended June 30, 2021 and the three months ended September 30, 2021, the Company recorded a change in the fair value of the warrant liabilities as a decrease in the amount of $2,639,529 and a decrease in the amount of $2,425,258 on the statement of operations, respectively, resulting in warrant liabilities of $5,787,091 as of September 30, 2021 on the balance sheet.

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities at February 18, 2021	$10,851,878
Change in fair value of warrant liabilities	(2,639,529)
Warrant liabilities at June 30, 2021	$8,212,349
Change in fair value of warrant liabilities	(2,425,258)
Warrant liabilities at September 30, 2021	$5,787,091

Note 9 — Shareholders’ Equity (Deficit)

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were no shares of preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were 92,000 and 0 shares issued and outstanding, excluding 9,200,000 and no shares subject to possible redemption, respectively.

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

Note 10 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$92,007,046	$92,007,046	$—	$—
Derivative asset - forward purchase agreement	9,406	—	—	9,406
	$92,016,452	$92,007,046	$—	$9,406
Liabilities:
Warrant Liability - Public	$725,778	$725,778	$—	$—
Warrant Liability – Private	5,061,313	—	—	5,061,313
	$5,787,091	$725,778	$—	$5,061,313

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

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2021 :

Sept 30,
2021
Exercise price	$11.5
Share price	$9.75
Volatility	10%
Expected life	0.69
Risk-free rate	1.10%
Dividend yield	—%

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in April 2021 when the Public Warrants were separately listed and traded amounted to approximately $891,000.

Note 11 — Subsequent Events

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

All activity through September 30, 2021 relates to our formation, initial public offering, and search for a prospective initial business combination target.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for the initial public offering, described below and after our initial public offering, identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of $2,259,376 which consisted of non-cash gain of $ 2,426,517 related to changes in the fair value of the warrants and FPA, formation costs and costs related to our initial public offering and search for a prospective initial business combination target of $ 168,309, and interest earned on the investments held in the Trust Account of $1,168.

For the nine months ended September  30, 2021, we had a net income of $2,162,713 which consisted of non-cash gain of $2,831,668 related to changes in the fair value of the warrants and FPA, loss from offering cost expenses allocated to warrants of $205,898, formation costs and costs related to our initial public offering and search for a prospective initial business combination target of $470,104, and interest earned on the investments held in the Trust Account of $7,046.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of Class B ordinary shares by the Sponsor and loans from our Sponsor.

For the nine months ended September 30, 2021, we had a net income of $ 2,162,712 that was affected by the non-cash gain on the change in fair value of the Warrants of $ 2,831,668, loss from offering cost expenses allocated to warrants of $205,898, interest earned on investments held in the Trust Account of $ 7,046 and changes in operating assets and liabilities which used $ 177,189 of cash from operating activities.

As of September 30, 2021, we had cash of $1,584,979 held outside the Trust Account.

As of September 30, 2021, we had cash and U.S. money market funds of $92,007,046 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination.

On February 18, 2021, we consummated the initial public offering of 9,200,000 units, which included the full exercise of the underwriter’s option to purchase up to an additional 1,200,000 units at the initial public offering price to cover over-allotments, at a price of $10.00 per unit, generating gross proceeds of $92,000,000.

Simultaneously with the closing of our initial public offering (“IPO”) and the over-allotment option, the Company consummated the sale of 5,022,222 Private Placement Warrants (the “Private Placement Warrants”) to the Sponsor and Maxim Partners LLC (3,642,222 Private Placement Warrants to the Sponsor and 1,380,000 to Maxim Partners LLC) at a price of $0.90 per Private Placement Warrant, generating total gross proceeds of $4,520,000.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that is considered to be outside of our control and subject to the occurrence of uncertain future events.  Accordingly, 9,200,000 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheet.

Net Income (Loss) Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding with income allocated pro-rata between the classes. The calculation of diluted income per ordinary share excludes the effect of the warrants issued in connection with the Class A ordinary shares since they are contingently exercisable. Accretion associated with the redeemable shares of Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management concluded that the material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. We became aware of the need to change the classification of our warrants when the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” on April 12, 2021. As a result, our management concluded that there was a material weakness in internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the accounting standards that apply to our accounting for complex transactions, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. Management's assessment of these actions, which we believe remediated the material weakness in internal control over financial reporting, was completed as of September 30, 2021.

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

MEDICUS SCIENCES ACQUISITION CORP.

Date: November 4, 2021	By:	/s/ Michael Castor
	Name:	Michael Castor
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Judah Drillick
	Name:	Judah Drillick
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)