Form 10-Q/A
period 2021-09-30
Medicus Sciences Acquisition Corp.
filed 2022-01-20
CIK 1836517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

☐ Large accelerated filer	☐ Accelerated filer
⌧ Non-accelerated filer	☒ Smaller reporting company
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

EXPLANATORY NOTE

Medicus Sciences Acquisition Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 4, 2021 (the “Original Quarterly Report”).

Background of Restatement

All of the Class A ordinary shares held by the Company’s public shareholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s initial public offering (the “IPO”), the Company improperly classified its Public Shares subject to possible redemption. The Company previously determined the Public Shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Pursuant to such revaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all the Public Shares as temporary equity. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Public Shares subject to possible redemption, resulting in the Public Shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity as of the IPO date and all subsequent reporting periods.

In addition, in connection with the change in presentation for the Public Shares, the Company determined it should revise its earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of the Company.

As a result, the Company’s management, together with the Company’s audit committee, determined that the Company’s financial statements and other financial data as of and for the three months ended March 31, 2021, as of and for the three and six months ended June 30, 2021 and as of and for the three and nine months ended September 30, 2021 should not be relied upon and should be restated in the Quarterly Report as a result of this error. On December 6, 2021, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Company’s (i) audited balance sheet as of February 18, 2021 filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2021, (ii) unaudited financial statements as of March 31, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 24, 2021, (iii) unaudited financial statements as of June 30, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2021, and (iv) unaudited financial statements contained in the Original Quarterly Report (collectively, the “Affected Periods”).

The financial statements for the Affected Periods are being restated in Note 2 to the financial statements in this Quarterly Report. These restatements result in a change in the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements.

The financial statements that has been previously filed or otherwise reported for all Affected Periods is superseded by the information in this Quarterly Report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Quarterly Report (Exhibits 31.1, 31.2, 32.1 and 32.2).

i

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of September 30, 2021. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Quarterly Report.

Items Amended in This Quarterly Report

For the convenience of the reader, this Quarterly Report sets forth the Original Quarterly Report in its entirety, as amended to reflect the restatement. No attempt has been made in this Quarterly Report to update other disclosures presented in the Original Quarterly Report, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

● Part I – Item 1. Interim Financial Statements.

● Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

● Part I – Item 4. Controls and Procedures.

● Part II – Item 1A. Risk Factors.

● Part I1 – Item 6. Exhibits.

Except as described above, this Quarterly Report does not amend, update or change any other items or disclosures in the Original Quarterly Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Quarterly Report speaks only as of the date the Original Quarterly Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Quarterly Report to give effect to any subsequent events. Accordingly, this Quarterly Report should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Quarterly Report, including any amendment to those filings.

ii

MEDICUS SCIENCES ACQUISITION CORP.

FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2021

iii

MEDICUS SCIENCES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
Assets
Current Assets:
Cash	$1,584,979	$2,000
Prepaid expenses	200,322	—
Due from Sponsor	118	—
Deferred offering costs	—	127,186
Total current assets	1,785,419	129,186
Investments held in Trust Account	92,007,046	—
Derivative asset - forward purchase agreement	9,406	—
Total Assets	$93,801,871	$129,186

Liabilities, Redeemable Ordinary Shares and Shareholders' Equity (Deficit)
Current liabilities:
Accrued offering costs and expenses	$67,137	$23,969
Private placement proceeds received in advance	—	2,000
Due to related party	25,714	—
Promissory note - related party	—	84,285
Total current liabilities	92,851	110,254
Deferred underwriting commissions	2,300,000	—
Derivative liability	5,787,091	—
Total liabilities	8,179,942	110,254

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 9,200,000 and no shares issued and outstanding at redemption value of $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	92,000,000	—

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 92,000 and no shares issued or outstanding (excluding 9,200,000 and no shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	9	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,323,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	232	232
Additional paid-in capital	—	24,768
Accumulated deficit	(6,378,312)	(6,068)
Total shareholders’ equity (deficit)	(6,378,071)	18,932
Total Liabilities, Redeemable Ordinary Shares and Shareholders' Equity (Deficit)	$93,801,871	$129,186

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

MEDICUS SCIENCES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020 (audited)	—	$—	2,323,000	$232	$24,768	$(6,068)	$18,932
Issuance of representative shares	92,000	9	—	—	911	—	920
Accretion to redemption value for Class A ordinary shares subject to possible redemption	—	—	—	—	(25,679)	(8,534,957)	(8,560,636)
Net income	—	—	—	—	—	1,446,358	1,446,358
Balance as of March 31, 2021 (unaudited) (as restated, see Note 2)	92,000	$9	2,323,000	$232	$—	$(7,094,667)	$(7,094,426)

Net loss	—	—	—	—	—	(1,543,021)	(1,543,021)

Balance as of June 30, 2021 (unaudited) (as restated, see Note 2)	92,000	$9	2,323,000	$232	$—	$(8,637,688)	$(8,637,447)

Net income	—	—	—	—	—	2,259,376	2,259,376

Balance as of September 30, 2021 (unaudited)	92,000	$9	2,323,000	$232	$—	$(6,378,312)	$(6,378,071)

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

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its presentation of its Class A ordinary shares subject to redemption. The Company previously determined that temporary equity should consist of the Class A ordinary shares subject to possible redemption at their redemption value of $10.00 per Class A ordinary share while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the quarterly period ended September 30, 2021, the Company reevaluated the classification of a portion of the Class A ordinary shares in permanent equity and determined that all Class A ordinary shares issued in the IPO can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the Class A ordinary shares subject to possible redemption should be classified as temporary equity in its entirety. This resulted in an increase to temporary equity, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. The accompanying statements of changes in shareholders' equity and cash flows no longer present the change in redeemable shares to align with the presentation of all redeemable Class A ordinary shares as temporary equity.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation shows both classes of ordinary shares share pro rata in the income (loss) of the Company.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As		As
	Reported	Adjustment	Restated
Balance Sheet as of March 31, 2021 (per Form 10-Q filed on May 24, 2021)
Ordinary shares subject to possible redemption ($)	$79,905,570	$12,094,430	$92,000,000

Shareholders’ equity (deficit)
Class A ordinary shares, $0.0001 par value	130	(121)	9
Additional paid-in capital	3,559,352	(3,559,352)	—
Accumulated Deficit	1,440,290	(8,534,957)	(7,094,667)
Total shareholders’ equity (deficit)	$5,000,004	$(12,094,430)	$(7,094,426)

Shares subject to possible redemption	7,990,557	1,209,443	9,200,000

Statement of Operations for the Three Months Ended March 31, 2021 (per Form 10-Q filed on May 24, 2021)
Weighted average shares outstanding, Redeemable Class A ordinary shares	9,292,000	(5,058,978)	4,233,022
Basic and diluted net income per share, Redeemable Class A ordinary shares	$—	$0.23	$0.23
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	2,158,033	—	2,158,033
Basic and diluted net income per shares, Non-redeemable Class A and Class B ordinary shares	$0.67	$(0.44)	$0.23

Statement of Changes in Shareholders’ Equity as of March 31, 2021 (per Form 10-Q filed on May 24, 2021)
Sale of 9,200,000 Units on February 18, 2021 through IPO, including over-allotment, net of fair value of warrant liability and offering costs	$83,439,364	$(83,439,364)	$—
Change in Class A ordinary shares subject to possible redemption	(79,905,570)	79,905,570	—
Remeasurement of Class A ordinary shares subject to possible redemption against additional paid-in capital and accumulated deficit	—	(8,560,636)	(8,560,636)

Statement of Cash Flows as of March 31, 2021 (per Form 10-Q filed on May 24, 2021)
Initial value of shares subject to possible redemption	$75,523,530	$16,476,470	$92,000,000
Change in value of Class A ordinary shares subject to possible redemption	$4,382,040	$(4,382,040)	$—

Balance Sheet as of June 30, 2021 (per Form 10-Q filed on August 5, 2021)
Ordinary shares subject to possible redemption ($)	$78,362,550	$13,637,450	$92,000,000

Shareholders’ equity (deficit)
Class A ordinary shares, $0.0001 par value	146	(137)	9
Additional paid-in capitaT	5,102,357	(5,102,357)	—
Accumulated Deficit	(102,731)	(8,534,957)	(8,637,688)
Total shareholders’ equity (deficit)	$5,000,004	$(13,637,451)	$(8,637,447)

Shares subject to possible redemption	7,836,255	1,363,745	9,200,000

Statement of Operations for the Three Months Ended June 30, 2021 (per Form 10-Q filed on August 5, 2021)
Weighted average shares outstanding, Redeemable Class A ordinary shares	9,292,000	—	9,292,000
Basic and diluted net income per share, Redeemable Class A ordinary shares	$—	$(0.13)	$(0.13)
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	2,323,000	—	2,323,000
Basic and diluted net income per shares, Non-redeemable Class A and Class B ordinary shares	$(0.05)	$(0.08)	$(0.13)

Statement of Operations for the Six Months Ended June 30, 2021 (per Form 10-Q filed on August 5, 2021)
Weighted average shares outstanding, Redeemable Class A ordinary shares	9,292,000	(2,515,514)	6,776,486
Basic and diluted net income per share, Redeemable Class A ordinary shares	$—	$(0.01)	$(0.01)
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	2,242,000	(1,028)	2,240,972
Basic and diluted net income per shares, Non-redeemable Class A and Class B ordinary shares	$(0.67)	$0.66	$(0.01)

Statement of Changes in Shareholders’ Equity as of June 30, 2021 (per Form 10-Q filed on August 5, 2021)
Remeasurement in Class A ordinary shares subject to possible redemption	$1,543,021	$(1,543,021)	$—

Statement of Cash Flows as of June 30, 2021 (per Form 10-Q filed on August 5, 2021)
Initial value of shares subject to possible redemption	$75,523,535	$16,476,465	$92,000,000
Change in value of Class A ordinary shares subject to possible redemption	$2,839,015	$(2,839,015)	$—

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

Warrant Liabilities and Derivative Assets - Forward Purchase Agreement

The Company accounts for the Warrants and its Forward Purchase Agreement (“FPA”) as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPA and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPA are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period end date while the Warrants and FPA are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

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

The Company allocates the offering costs between ordinary share and warrants using a relative fair value method, pursuant to which the offering costs allocated to the public warrants will be expensed immediately. Accordingly, as of September 30, 2021, allocated offering costs in the aggregate of $205,898 have been charged to operations.

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

All of the 9,200,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary share  subject to redemption to be classified outside of permanent equity. Given that the Class A ordinary share was issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary share classified as temporary equity is the allocated proceeds based on the guidance in ASC 470-20.

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

Note 8 — Derivative Liability

The Company has outstanding warrants to purchase an aggregate of 8,088,888 shares of the Company’s ordinary shares issued in connection with the Initial Public Offering and the Private Placement (including warrants issued in connection with the consummation of the Over-allotment).

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

The estimated fair value of the warrant liability for the private warrants and the derivate asset – forward purchase agreement is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

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

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the restatement discussed in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021, June 30, 2021, and September 31, 2021. Management identified errors made in its historical financial statements where, at the closing of our IPO, we incorrectly valued our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the IPO can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its IPO filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

For the three months ended September 30, 2021, we had a net income of $2,259,376 which consisted of non-cash gain of $2,426,517 related to changes in the fair value of the warrants and FPA, formation costs and costs related to our initial public offering and search for a prospective initial business combination target of $168,309, and interest earned on the investments held in the Trust Account of $1,168.

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

For the nine months ended September 30, 2021, we had a net income of $2,162,712 that was affected by the non-cash gain on the change in fair value of the Warrants of $2,831,668, loss from offering cost expenses allocated to warrants of $205,898, interest earned on investments held in the Trust Account of $7,046 and changes in operating assets and liabilities which used $177,189 of cash from operating activities.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2021, our disclosure controls and procedures were not effective due to due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly

Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for a smaller reporting company. However, as of the date of this Quarterly Report, other than set forth below, there have been no material changes with respect to those risk factors previously disclosed in the Company’s final prospectus as filed with the SEC on December 23, 2020, and the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on May 24, 2021.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable Class A ordinary shares as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. This material weakness resulted in a material misstatement of the initial carrying value of the Class A ordinary shares subject to possible redemption and the restatement of our earnings per share calculation for the affected periods. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the incorrect valuation of our Class A ordinary shares subject to possible redemption and the restatement of our earnings per share calculation, see Note 2 to the accompanying condensed financial statements, as well as Part I, Item 4 Controls and Procedures included in this Quarterly Report.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

MEDICUS SCIENCES ACQUISITION CORP.

Date: January 20, 2022	By:	/s/ Michael Castor
	Name:	Michael Castor
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: January 20, 2022	By:	/s/ Judah Drillick
	Name:	Judah Drillick
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)