Form 10-K
period 2021-12-31
Medicus Sciences Acquisition Corp.
filed 2022-03-31
CIK 1836517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 30, 2021, as reported on the Nasdaq Capital Market was $89,667,800.

As of March 30, 2022, there were 9,292,000 Class A ordinary shares, par value $0.0001 per share and 2,323,000 of the Company’s Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“Altium” are to Altium Capital Management, LP, an affiliate of our sponsor;
●	“board of directors” or “board” are to the board of directors of the Company;
●	“Class A ordinary shares” are to shares of the Class A ordinary shares of the Company, par value $0.0001;

●	“Class B ordinary shares” are to shares of the Class B ordinary shares of the Company, par value $0.0001;
●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below), transfer agent and registrar for the ordinary shares, warrant agent of our public warrants (as defined below) and rights agent of our contingent rights (as defined below);
●	“contingent rights” are to contingent rights to receive, in certain circumstances described in the Registration Statement and pursuant to the contingent rights agreement, at the Medicus Distribution Time, at least two-ninths of one Distributable Medicus Redeemable Warrant receivable per each public share not redeemed in connection with our initial business combination;
●	“Distributable Medicus Redeemable Warrants” are to the redeemable warrants which our public shareholders have a contingent right to receive, in certain circumstances described in the Registration Statement and pursuant to the contingent rights agreement, at the Medicus Distribution Time, at least two-ninths of one Distributable Medicus Redeemable Warrant receivable per each public share not redeemed in connection with our initial business combination;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FDA” are to U.S. Food and Drug Administration;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“Forward Purchase Agreement” are to an agreement, as amended, providing for the sale of our Forward Purchase Units to the Forward Purchasers in a private placement substantially concurrently with the closing of our initial business combination;
●	“Forward Purchase Securities” are to the Forward Purchase Shares, Forward Purchase Warrants, and Class A ordinary shares underlying the Forward Purchase Warrants;
●	“Forward Purchase Shares” are to our Class A ordinary shares contained in the Forward Purchase Units to be issued pursuant to the Forward Purchase Agreement, which will generally have identical terms to those Class A ordinary shares issued in our initial public offering, except as described herein;
●	“Forward Purchase Warrants” are to the warrants contained in the Forward Purchase Units to be issued pursuant to the Forward Purchase Agreement, which will generally have identical terms to those of the Redeemable Warrants issued in our initial public offering, except as described herein;
●	“Forward Purchase Units” are to the 1,600,000 units, each consisting of one Class A ordinary share and one-third of one warrant, that are issuable pursuant to the Forward Purchase Agreement;
●	“Forward Purchasers” are to Altium MSAC, LLC and Structure Alpha LLC, affiliates of Altium Capital Management, LP and Sio Capital Management, LLC, respectively;
●	“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued on a one-to-one basis upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination, subject to certain anti-dilution adjustments as described in the Registration Statement (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“Initial Business Combination Redemption Time” are to the time at which we redeem Class A ordinary shares that the holders thereof have elected to redeem in connection with our initial business combination, which will occur prior to the consummation our initial business combination;
●	“initial public offering” are to the initial public offering that was consummated by the Company on February 18, 2021;
●	“initial shareholders” are to our sponsor and each other holder of founder shares upon the consummation of our initial public offering;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“management” or “our management team” are to our executive officers and directors;
●	“Maxim” are to Maxim Partners LLC, an affiliate of Maxim Group LLC, the representative of the underwriters in our initial public offering;
●	“Medicus Distribution Time” are to the time at which the Distributable Medicus Redeemable Warrants will be issued, which will occur immediately after the Initial Business Combination Redemption Time and immediately prior to the closing of our initial business combination.
●	“Nasdaq” are to the Nasdaq Stock Market;
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“Outstanding Redeemable Warrants” are to the redeemable warrants included as part of the units in our initial public offering, with one-ninth of one Outstanding Redeemable Warrant included in each unit;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“person” are to an individual or entity;
●	“private placement warrants” are to the warrants issued to our sponsor and Maxim in a private placement simultaneously with the closing of our initial public offering;
●	“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;
●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
●	“public warrants” or “Redeemable Warrants” are to our Outstanding Redeemable Warrants included in the units issued in our initial public offering and to the Distributable Medicus Redeemable Warrants issuable to the remaining holders of our outstanding Class A ordinary shares issued in our initial public offering (after we redeem any Class A ordinary shares that the holders thereof have elected to redeem in connection with our initial business combination), and, for the avoidance of doubt, the term “Redeemable Warrants” or “public warrants” does not include the Forward Purchase Warrants;
●	“Registration Statement” are to the Form S-1 filed with the SEC on December 23, 2020, as amended;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“Sio” are to Sio Capital Management, LLC, a registered investment advisor under the Investment Advisors Act of 1940, as amended, and an affiliate of our sponsor;
●	“sponsor” are to Medicus Sciences Holdings LLC, a Delaware limited liability company;
●	“trust account” are to the trust account in which an amount of $92,000,000 ($10.00 per unit) from the net proceeds of the sale of the units and private placement warrants in the initial public offering was placed following the closing of the initial public offering; and
●	“units” are to the units sold in our initial public offering, which consist of one public share, one-ninth of one public warrant and one contingent right;
●	“we,” “us,” “our,” “company,” “Company” or “our company” are to Medicus Sciences Acquisition Corp., a Cayman Islands exempted company; and
●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm.

v

PART I

Item 1.Business.

Introduction

We are a blank check company incorporated in November 2020 as a Cayman Islands exempted company incorporated for the purpose of effecting an initial business combination.Since our initial public offering, we have focused our search for an initial business combination on businesses that may provide significant opportunities for attractive investor returns.

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

Initial Public Offering

On February 18, 2021, we consummated our initial public offering of 9,200,000 units. Each unit consists of (i) one Class A ordinary share, (ii) one-ninth of one redeemable warrant of the Company (the “warrants”), with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share and (iii) the contingent right to receive, in certain circumstances as described in the Registration Statement and pursuant to a contingent rights agreement, at least two-ninths of one redeemable warrant. The contingent rights remain attached to the Class A ordinary shares, and are not separately transferable, assignable or salable or evidenced by any certificate or instrument. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $92,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 5,022,222 warrants to our sponsor and Maxim (3,642,222 private placement warrants to our sponsor and 1,380,000 to Maxim) at a purchase price of $0.90 per private placement warrant, generating gross proceeds of $4,520,000.

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

Our Sponsor and Competitive Advantages

●	Combined Expertise and Resources of Two Healthcare-Focused Institutional Investors. Unlike most other healthcare-focused blank check companies, our sponsor is an affiliate of two healthcare-focused investment firms rather than just one. Specifically, our sponsor is an affiliate of Altium Capital Management, LP, an alternative asset manager focused on the healthcare industry, and Sio Capital Management, LLC, a global equity market neutral healthcare hedge fund. Altium and Sio manage in the aggregate over $1.0 billion in gross investment assets. We believe this enables us to leverage the significant healthcare investment acumen and experience of two distinct investment firms. Altium’s team is comprised of 17 individuals, a majority of whom have medical or advanced scientific training or education and/or investment management, analysis or banking experience, all of which enable a deeply differentiated approach to research, idea generation, and deal execution. Sio’s team is comprised of 13 individuals, seven of whom are dedicated to analyzing healthcare securities. Sio’s research personnel collectively have over 50 years of experience investing in healthcare companies. Across the team, Sio’s personnel have training in medicine, pharmacology, chemistry and research, as well as in business, finance and investing. The team has had healthcare as its exclusive area of focus, looking across all geographies, sectors and market caps, including both public and private companies, to remain informed about industry trends, company dynamics and operating environments.
●	Focus on Medical Technology. Although we may pursue a business combination in any industry, since our initial public offering, we have focused our efforts on targets within the medical technology subsector of the healthcare industry. We believe many of the other healthcare blank check companies currently in the market are focused on potential business combinations in the biotechnology or life sciences subsectors rather than medical technology.
●	Deep Experience in Evaluating the Business, Scientific, Clinical, Regulatory and Financial Merits of Potential Targets. We believe that our management team, coupled with our team of strategic advisors, enables us to conduct first-class, comprehensive financial analyses of potential targets for our initial business combination. Altium and Sio were founded, and are currently led, by Dr. Jacob Gottlieb and Dr. Michael Castor, respectively, both of whom are medical doctors by training who have built their respective teams on the foundation of implementing rigorous scientific, business and financial due diligence in making investment decisions. Our team of strategic advisors also include Dr. Joseph Gulfo, the former Chairman and CEO of a Nasdaq-listed medical technology company, who is a medical doctor by background and who successfully obtained FDA pre-market approval of a medical device used by dermatologists as well as Victor Gezunterman, a dedicated investment specialist with over 16 years of experience investing in, researching and analyzing companies in the medical technology sector.
●	Extensive Relationships. Within the health care industry, Altium and Sio as well as members of our board of directors have broad relationships with clinicians, scientists, researchers, entrepreneurs, private owners, venture capital and private equity investors, bankers and other key players in the healthcare industry. We believe, because Altium and Sio are affiliates of our sponsor, we have invaluable access to our sponsor’s and our Board members’ networks in the healthcare industry, which allows us to identify potential targets whose risk/reward profiles are asymmetrically skewed to the upside. We believe the well-roundedness of our team, strengthened by its strong ties across industry, academia and banking platforms, enhance our ability to source viable prospective target businesses in the medical technology sector, capitalize them, and ensure their public-market readiness.
●	Significant Healthcare Investment and Transaction Execution Experience. Our management team and Board, as well as our strategic advisors, include professionals with decades of experience in healthcare investment and transactional execution. Our executive management team and strategic advisors have a total of over 70 years of healthcare buy-side investing experience. Our team also includes Neil Puri, M.D., an experienced analyst with a particular focus on investments within the healthcare sector. Additionally, one of our Board members, Christopher Kaster, has over 16 years of venture capital experience in the medical technology sector, including establishing and managing the venture capital business of Boston Scientific Corporation where he invested over $500 million across 45 private medical technology companies.

●	Demonstrated Healthcare Operating Experience. Our board of directors and team of advisors include Mr. Kaster, a highly experienced medical technology venture capital investor who has acted as a board member or board observer for over 30 companies, Dr. Gulfo, a seasoned healthcare operating executive who has served as President and/or Chief Executive Officer of two healthcare companies where he was also responsible for obtaining FDA approvals for a medical device and a therapeutic drug, Dr. Ross Levine, who serves on the Supervisory Board of Qiagen and was a member of the Scientific Advisory Board of Loxo Oncology which was acquired by Eli Lilly for approximately $8 billion in 2019, and Dr. Ken Berkovitz, who is Senior Vice President of Ascension and Ministry Market Executive of Ascension Michigan, where he is responsible for 16 hospitals. We believe the combined experience of our team will position us well to not only successfully execute a business combination within the prescribed time frame, but also ensure that the post-merger public company will be optimally prepared for the public markets and the execution of its business plan.

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

Consistent with our strategy, we have identified the following general criteria to evaluate prospective target businesses. We may, however, decide to enter into our initial business combination with a target business that meets some but not all of these criteria. We are seeking to acquire companies that we believe:

●	have a product offering or product pipeline based on highly differentiated, patent-protected or disruptive technologies;
●	have products or technologies with a high probability of clinical success, regulatory approval and commercial adoption, if not already at the commercial stage;

●	have a scientific or other competitive advantage in the markets in which they operate and which can benefit from access to additional capital as well as our industry relationships and expertise;
●	have the support of key opinion leaders in the relevant fields in which the companies compete;
●	exhibit attractive long-term growth prospects with sustainable high gross margins;
●	exhibit unrecognized value or other characteristics that we believe have been misevaluated by the market based on our rigorous analysis and scientific and business due diligence review;
●	are ready to become a publicly-held company, with strong management, corporate governance and reporting procedures in place;
●	will likely be well received by public investors and are expected to have good access to the public capital markets; and
●	will offer attractive risk-adjusted equity returns for our shareholders.

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

Status as a Public Company

We believe our structure as a public company makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares, stock or other equity interests in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following February 18, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period.

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

Financial Position

As a result of our initial public offering and sale of the private placement warrants, we have funds available for a business combination in the amount of $92,000,000 as of December 31, 2021, or $108,000,000 assuming the Forward Purchasers elect to purchase the 1,600,000 Forward Purchase Units in full, in each case before the payment of fees and expenses associated with our initial business combination. We believe that we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital. In addition to the Forward Purchase Units, we may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts raised in our initial public offering and held in the trust account. In addition, we intend to target businesses with enterprise values that are greater than what we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. At this time, other than the Forward Purchase Agreement, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsor, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. Our amended and restated memorandum and articles of association provide that, following our initial public offering and prior to the consummation of our initial business combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond February 18, 2023 or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated memorandum and articles of association) we offer our public shareholders the opportunity to redeem their public shares.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of ordinary shares then issued and outstanding or (b) have voting power equal to or in excess of 20% of the voting power then issued and outstanding;
●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or
●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

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

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●	the expected cost of holding a shareholder vote;
●	the risk that the shareholders would fail to approve the proposed business combination;
●	other time and budget constraints of the company; and
●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

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

Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. We have adopted an insider trading policy which requires insiders to: (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information; and (2) clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

Redemption Rights for Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2021, the amount in the trust account was approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by deferred underwriting commissions we will pay to the underwriters. The redemption rights may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

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

Each such remaining Class A ordinary share issued in our initial public offering will be issued that number of Distributable Medicus Redeemable Warrants calculated as the aggregate number of Distributable Medicus Redeemable Warrants (1,777,778 such warrants) divided by the aggregate number of then-outstanding Class A ordinary shares (after we have redeemed Class A ordinary shares that the holders thereof have elected to redeem in connection with our initial business combination). The minimum number of Distributable Medicus Redeemable Warrants that with respect to each Class A ordinary share that is not redeemed is two-ninths of a warrant, assuming no holders of Class A ordinary shares elect to redeem any of their shares. Public shareholders who elect to redeem their Class A ordinary shares will not receive any Distributable Medicus Redeemable Warrants in respect of such redeemed Class A ordinary shares. The contingent right to receive the Distributable Medicus Redeemable Warrants remain attached to our Class A ordinary shares, and are not eparately transferable, assignable or salable or evidenced by any form of certificate or instrument.

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

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a general meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

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

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If we do not consummate our initial business combination by February 18, 2023, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,433,752 of proceeds held outside the trust account as of December 31, 2021, although we cannot assure you that there will be sufficient funds for such purpose.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to the amounts held outside the trust accounts (approximately $1,433,752 as of December 31, 2021) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors; however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

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

Employees

We currently have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and Redeemable Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

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

Item 1A.      Risk Factors.

Our business is subject to numerous risks and uncertainties. As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;
●	our expectations around the performance of a prospective target business or businesses may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;
●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
●	if the sale of some or all of the Forward Purchase Units fails to close, for any reason, we may lack sufficient funds to consummate our initial business combination;
●	trust account funds may not be protected against third party claims or bankruptcy;
●	an active market for our public securities may not develop and you will have limited liquidity and trading;
●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;
●	our financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;
●	because we intend to seek a business combination with a target business in the healthcare industry, we expect our future operations to be subject to risks associated with this industry;
●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination;
●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;
●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;
●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;
●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our ordinary shares or may make it more difficult for us to consummate an initial business combination;
●	since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after this offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;
●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share;
●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;
●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;
●	if the funds held outside of our trust account are insufficient to allow us to operate until at least February 18, 2023, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected; and
●	our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had cash of $1,433,753, available for working capital needs. We expect to incur significant costs in pursuit of financing plans and our initial business combination. Management’s plans to address this need are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful.

If we do not consummate an initial business combination by February 18, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 18, 2023.

For the complete list of risks relating to our operations, see the sections titled “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 31, 2021, and our Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 filed with the SEC on January 20, 2022 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed with the SEC on May 24, 2021.

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

Our units commenced public trading on February 16, 2021 on the Nasdaq Capital Market under the symbol “MSACU” and ceased trading on April 5, 2021 once our public shares and public warrants, the securities comprising the units, commenced separate public trading. Our Class A ordinary shares and warrants commenced public trading separately on the Nasdaq Capital Market on April 5, 2021 under the symbols “MSAC” and “MSACW,” respectively.

(b)	Holders

On March 30, 2022, one holder of record of our shares of Class A ordinary shares, one holder of record of our shares of Class B ordinary shares, two holders of record of our private placement warrants and one holder of record of our public warrants.

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

All activity through December 31, 2021 relates to our formation, initial public offering, and search for a prospective initial business combination target.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 26, 2020 (inception) to December 31, 2021 were organizational activities and those necessary to consummate the initial public offering and subsequent to the initial public offering, the search for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on cash and marketable securities held after the initial public offering. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence on target companies for our initial business combination.

For the year ended December 31, 2021, we had a net income of $1,897,877 which consists of interest earned on investments held in trust account of $8,585, change in fair value of warrant liability and derivative asset – forward purchase agreement, net of $2,709,865, offset by operating and formation costs of $614,675 and offering costs allocated to warrants of $205,898.

For the period from November 26, 2020 through December 31, 2020, we had a net loss of $6,068 which consisted of operating and formation costs.

Liquidity and Capital Resources

As of December 31, 2021, we had cash of $1,433,753, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use except that interest earned on the trust account can be released to us for payment of taxes, prior to an initial business combination.

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

Transaction costs amounted to $4,677,181 consisting of $1,840,000 of underwriting commissions, $2,300,000 of deferred underwriting commissions, the fair value of the representative shares of $920 and $537,181 of other cash offering costs.

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

The cash held outside of the trust account as of December 31, 2021, may not be sufficient to allow us to operate until February 18, 2023 (liquidation date), assuming that an initial business combination is not consummated during that time. If our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

We entered into an administrative services agreement pursuant to which we will pay the sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services

Critical Accounting Policies

Warrant Liabilities and Derivative Assets - Forward Purchase Agreement

We account for the warrants and the Forward Purchase Agreement ("FPA") as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and FPA and the applicable authoritative guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging ("ASC 815"). The assessment considers whether the warrants and FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants and FPA are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require "net cash settlement" in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the warrants and execution of the FPA and as of each subsequent quarterly period end date while the warrants and FPA are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

We account for the warrants and FPA in accordance with ASC 815-40 under which the warrants and FPA do not meet the criteria for equity classification and must be recorded as derivatives. The fair value of the Public Warrants was initially estimated using a Monte Carlo simulation model and has been estimated using its quoted market price as of December 31, 2021. The fair value of the private placement warrants has been estimated using the modified Black-Scholes-Merton model. The fair value of the FPA has been estimated using an adjusted net assets method.

Offering Costs Associated with the Initial Public Offering

We comply with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the initial public offering that were directly related to the initial public offering. We allocated the offering costs between ordinary shares and warrants using a relative fair value method, pursuant to which the offering costs allocated to the public warrants will be expensed immediately. Accordingly, as of December 31, 2021, allocated offering costs in the aggregate of $205,898 have been charged to operations.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification ("ASC") Topic 480 "Distinguishing Liabilities from Equity." Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. Most of our Class A ordinary shares feature certain redemption rights that is considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 9,200,000 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ equity section of the balance sheet.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020- 06") to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.     Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-19 comprising a portion of this Report, which are incorporated by reference herein.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as described below, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information.

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Jacob Gottlieb, M.D.	50	Executive Chairman
Michael Castor, M.D.	51	Chief Executive Officer & Director
Neil Puri, M.D.	41	Chief Business Officer
Judah Drillick	45	Chief Financial Officer
Kenneth Berkovitz, M.D., F.A.C.C.	62	Director
Christopher Kaster	50	Director
Ross Levine, M.D.	50	Director

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

Neil Puri, M.D. has served as our Chief Business Officer since March 2022. Dr. Puri joined Altium Capital Management, LP in August 2021 as an Analyst focused on investments within the healthcare sector. Dr. Puri was previously a Senior Analyst at Alera Partners, a healthcare-dedicated investment fund from April 2021 to August 2021. He began his Wall Street career as a Sr. Associate in Biotechnology Equity Research at BMO Capital Markets from 2018 to 2019, and has had other sell-side positions focused on biotechnology including Equity Research at SVB Leerink from 2019 to 2020 and Investment Banking at Jefferies from 2020 to 2021. Before entering finance, Dr. Puri obtained his board certification in Internal Medicine, and has practiced clinical medicine following completion of his Internal Medicine Residency at Thomas Jefferson University Hospital in 2012. Dr. Puri earned his B.S. in Economics from Duke University, then attended Rutgers – Robert Wood Johnson Medical School where he earned his M.D. In addition, he earned his M.B.A. from the University of Chicago - Booth School of Business.

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

Kenneth Berkovitz, M.D., F.A.C.C., has served as a director since February 2021. Dr. Berkovitz most recently was Senior Vice President of Ascension, a leading non-profit Catholic health system, and Ministry Market Executive of Ascension Michigan, a position he has held since February 2020 until March 2022. He is responsible for all aspects of the Ascension Michigan market, including its 16 hospitals and hundreds of outpatient care sites. From 2018 to 2020, Dr. Berkovitz served as president of Ascension Medical Group — Michigan, a clinically integrated multispecialty group of over 1,200 providers serving almost 600,000 patients. Additionally, Dr. Berkovitz led all state service line activity in the areas of Cardiovascular, Neuroscience, Orthopedics, Oncology and Behavioral Health while at Ascension Medical Group — Michigan. Before joining Ascension, Dr. Berkovitz held various executive leadership positions including CEO of Cardiovascular Institute at OSF Healthcare System from 2015 to 2018 and President of the Cardiovascular Institute at Summa Health System, from 2013 to 2015. He also served as Chairman of the Department of Cardiovascular Disease and System Medical Director of the Cardiovascular Service Line at Summa Health System from 2004 to 2015 and 2008 to 2015, respectively. Dr. Berkovitz has also been a practicing cardiologist and is a diplomate in Interventional Cardiology, Cardiovascular Disease and Internal Medicine. He earned his M.D. from Vanderbilt University School of Medicine. We believe Dr. Berkovitz is well-qualified to serve as a member of our board of directors due to his extensive experience in, and substantial understanding of, the healthcare industry and as well as his leadership positions in the sector.

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

Ross Levine, M.D. has served as a director since February 2021. Dr. Levine is a Chief of the Molecular Cancer Medicine Service, Human Oncology and Pathogenesis Program at Memorial Sloan Kettering Cancer Center, a role he has held since 2018, and the Deputy Physician in Chief for Translational Research at Memorial Sloan Kettering Cancer Center, a role he has held since 2022. He is also an Attending Physician on the Leukemia Service, Department of Medicine, the Laurence Joseph Dineen Chair in Leukemia Research and a Professor of Medicine at Weill Cornell Medical College, a position he has held since 2007. Dr. Levine served as a Resident in Internal Medicine at Massachusetts General Hospital and as a Hematology-Oncology Fellow at Dana-Farber Cancer Institute. His laboratory focuses on elucidating the genetic basis of myeloid malignancies, and using this knowledge to improve outcomes for patients with these disorders. His primary research interests include the role of JAK-STAT signaling in malignant transformation and in the effects of mutations in epigenetic modifiers in clonal hematopoiesis, MPN, and AML. Moreover, as a physician scientist, his laboratory has a specific interest in translating this knowledge back to the clinic and in participating in the preclinical and clinical evaluation of targeted therapies for leukemia patients. He has been honored with the Dameshek Prize from the American Society of Hematology, a Scholar Award from the Leukemia and Lymphoma Society, the Boyer Award for Clinical Investigation from Memorial Sloan Kettering Cancer Center, and a NCI Outstanding Investigator R35 Award. In 2011, he was elected to the American Society of Clinical Investigation and in 2018 to the Association of American Physicians. Since 2016, he has served as a member of the Supervisory Board of Qiagen, and since 2019, he has served as a board member of Ajax Therapeutics, a company that he also co-founded. In addition, Dr. Levine serves on the Scientific Advisory Board of C4 Therapeutics, Isoplexis, Mana Therapeutics and was on the Scientific Advisory Board of Loxo Oncology. Dr. Levine earned his A.B. from Harvard College and a M.D. from Johns Hopkins. We believe Dr. Levine is well-qualified to serve as a member of our board of directors due to his public company board experience, and his contacts and relationships.

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

Joseph Gulfo, M.D., our advisor since February 2021, is an Analyst at Altium, a role he has held since 2017. Dr. Gulfo has more than 25 years of experience in the biopharmaceutical and medical device industries. Dr. Gulfo served as President and Chief Executive Officer of MELA Sciences, an artificial intelligence medical diagnostics company, from 2004 to 2013 and also its chairman of the board 2011 to 2013. While at MELA Sciences, Dr. Gulfo was responsible for effecting an initial public offering and closing 11 public financings totaling approximately $160 million and obtaining FDA approval via a pre-market approval, or PMA, of MelaFind, a non-invasive instrument that aids in the detection of melanoma. As President and Chief Operating Officer of Anthra Pharmaceuticals and Chairman of its U.K. subsidiary, a role he held from 1996 to 1998, Dr. Gulfo was responsible for the FDA approval of Valstar, a chemotherapeutic drug for bladder cancer, via a new drug application, or NDA, in 1998. Dr. Gulfo was also responsible for the development of ProstaScint (Cytogen Corporation), a monoclonal antibody for prostate cancer that was approved by the FDA via a biologics license application in 1996. From 1996 to 2003, he was Chairman and Chief Executive Officer of Antigen Express, an immunotherapy and immunodiagnostics company, and led its merger. In 2012, Dr. Gulfo received the American Business Awards’ Maverick of the Year Award and was an Ernst & Young Entrepreneur of the Year Finalist. He is the author of The Care Quotient: Transforming Business Through People and Innovation Breakdown: How the FDA and Wall Street Cripple Medical Advances. He is also the author of several papers, including The Proper Role of the FDA for the 21st Century, How Can the FDA Foster Greater Resilience in the Medical Marketplace, and Product Approvability Recommendations from FDA Advisory Committees: Inconsistently Sought, Indirectly Obtained. Dr. Gulfo’s work has been published in the Wall Street Journal, Forbes, CNBC, US News & World Report, and other national publications. He teaches graduate cancer biology at Seton Hall University. Dr. Gulfo earned his B.S. in biology from Seton Hall University, his M.D. from the University of Medicine and Dentistry of New Jersey and his M.B.A. in finance from Seton Hall University.

Victor Gezunterman, our advisor since February 2021, is a Portfolio Manager at Altium, a role he has held since October 2020. Mr. Gezunterman has over 16 years of experience investing in, researching, and analyzing healthcare companies. Prior to joining Altium, he was responsible for medtech investing at Broadfin Capital, a healthcare-focused investment firm, as a Senior Analyst from 2017 to 2020. He started his buy-side career at SAC Capital’s Sigma division in 2010, serving as a Senior Analyst until 2013. Prior to joining the buy-side, Mr. Gezunterman worked in sell-side equity research at Morgan Stanley from 2006 to 2009 and Thomas Weisel Partners (now Stifel) from 2003 to 2006, where he covered medical technology and diagnostic companies. Mr. Gezunterman started his career at Boston Biomedical Consultants, a management consulting firm, in 1997. Mr. Gezunterman earned his B.A. in Economics from Brandeis University and his M.B.A. from the University of Chicago.

Eric Song, Ph.D., our advisor since February 2021, is a Research Analyst at Sio since 2019. Prior to joining Sio, from 2017 to 2018, Eric worked as a sell-side equity research associate covering biotechnology at Raymond James, an investment bank. Prior to Raymond James, he was a graduate research assistant at the Miller School of Medicine at the University of Miami from 2009 to 2016. Dr. Song earned his Ph.D. in Molecular and Cellular Pharmacology from the University of Miami in 2014 and his B.S. in Clinical Pharmacy from Shenyang Pharmaceutical University.

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

The audit committee’s duties, which are specified in a charter adopted by us, include, but are not limited to:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed, and establishing pre-approval policies and procedures;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities;
●	reviewing and discussing with management and the independent registered public accounting firm the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;
●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses; and
●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Kenneth Berkovitz, Christopher Kaster and Ross Levine, and Dr. Berkovitz serves as chairman of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other Section 16 executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11.Executive Compensation

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 30, 2022, based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our executive officers and directors that beneficially owns our ordinary shares; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 11,615,000 ordinary shares, consisting of (i) 9,292,000 Class A ordinary shares and (ii) 2,323,000 Class B ordinary shares, issued and outstanding as of March 30, 2022. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
	Number of		Number of		Percentage
	Shares	Approximate	Shares	Approximate	of Outstanding
	Beneficially	Percentage	Beneficially	Percentage	Ordinary
Name and Address of Beneficial Owner (1)	Owned	of Class	Owned(2)	of Class	Shares
Jacob Gottlieb, M.D. (2)(3)	—	—	2,323,000	100%	20%
Michael Castor, M.D. (2)(3)	—	—	2,323,000	100%	20%
Neil Puri, M.D. (3)	—	—	—	—	—
Judah Drillick (3)	—	—	—	—	—
Kenneth Berkovitz, M.D., F.A.C.C. (3)	—	—	—	—	—
Christopher Kaster (3)	—	—	—	—	—
Ross Levine, M.D. (3)	—	—	—	—	—
All directors and officers as a group (7 persons)	—	—	2,323,000	100%	20%
Greater than 5% Beneficial Owners
Medicus Sciences Holdings LLC (2)	—	—	2,323,000	100%	20%
Robert Atchinson (4)	790,000	8.5%	—	—	6.8%
Phillip Gross (4)	790,000	8.5%	—	—	6.8%
Saba Capital Management, L.P. (5)	817,821	8.8%	—	—	5.0%
David E. Shaw (6)	533,996	5.7%	—	—	—
Third Point LLC (7)	790,000	8.5%	—	—	6.8%
Cowen Financial Products LLC (8)	500,000	5.38%	—	—	—
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 152 West 57th Street, Floor 20, New York, NY 10019.
(2)	Shares are held directly by our sponsor, Medicus Sciences Holdings LLC, a limited liability company. The managing members of our sponsor are Altium MSAC, LLC and Structure Alpha LLC. Altium MSAC, LLC is a subsidiary of Altium Growth Fund, LP which is managed by Altium. Jacob Gottlieb and Mark Gottlieb are managing members of Altium. Structure Alpha LLC is managed by Sio, its investment manager, which is controlled by Michael Castor, Accordingly, each of Jacob Gottlieb, Mark Gottlieb and Michael Castor may be deemed to have beneficial ownership of the shares held by our sponsor.
(3)	Does not include any shares indirectly owned by this individual as a result of the individual’s membership interest in our sponsor. Each of these individuals disclaims beneficial ownership of any shares except to the extent of their pecuniary interest therein.
(4)	According to a Schedule 13G filed with the SEC on March 1, 2021, Adage Capital Partners, L.P. (“ACP”), Adage Capital Partners GP, L.L.C. (“ACPGP”), Adage Capital Advisors, L.L.C. (“ACA”), Mr. Robert Atchinson and Mr. Phillip Gross, acquired 790,000 Class A ordinary shares. Messrs. Atchinson and Gross exercise both voting and investment power with respect to these Class A ordinary shares and therefore each may be deemed a beneficial owner of such shares. The business address for all reporting persons is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.
(5)	According to a Schedule 13G filed with the SEC on August 5, 2021, and as amended on February 14, 2022, by Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein (together with Saba Capital and Saba GP, the “Reporting Persons”). The funds and accounts advised by Saba Capital have the right to receive the dividends from and proceeds of sales from the Class A ordinary shares held by the Reporting Persons. The business address for the Reporting Persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(6)	According to a Schedule 13G filed with the SEC on January 18, 2022 by (i) D. E. Shaw Valence Portfolios, L.L.C., a Delaware limited liability company (“D.E. Shaw LLC”), (ii) D. E. Shaw & Co., L.L.C., a Delaware limited liability company (“D.E. Co. LLC”), (iii) D. E. Shaw & Co., L.P. a Delaware limited partnership (“D.E. Shaw LP”) and (iv) David E. Shaw, a United States of America citizen (“Mr. Shaw”, together with D.E. Shaw LLC, D.E. Co. LLC and D. E. Shaw LP, the “Reporting Persons”), 512,296 Class A ordinary shares are held in the name of D. E. Shaw L.L.C. and (ii) 21,700 Class A ordinary shares are held in the name of D. E. Shaw Oculus Portfolios, L.L.C. Mr. Shaw does not own any shares directly. By virtue of Mr. Shaw’s position as President and sole shareholder of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw L.P., which in turn is the investment adviser of D. E. Shaw L.L.C. and D. E. Shaw Oculus Portfolios, L.L.C., and by virtue of Mr. Shaw’s position as President and sole shareholder of D. E. Shaw & Co. II, Inc., which is the managing member of D. E. Co. L.L.C., which in turn is the manager of D. E. Shaw L.L.C. and D. E. Shaw Oculus Portfolios, L.L.C., Mr. Shaw may be deemed to have the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of, the shares as described above, Mr. Shaw may be deemed to be the beneficial owner of such shares; he disclaims beneficial ownership of such 533,996 shares. The business address for the Reporting Persons is 1166 Avenue of the Americas, 9th Floor, New York, NY 10036.
(7)	According to a Schedule 13G filed on February 14, 2022 by Third Point LLC, a Delaware limited liability company (“Third Point”) and Mr. Daniel S. Loeb (“Mr. Loeb”. Third Point serves as investment manager or adviser to a variety of hedge funds and managed accounts (all such funds and accounts, collectively, the “Funds”), with respect to the 790,000 Class A ordinary shares directly owned by the Funds. By virtue of Mr. Loeb’s position as Chief Executive Officer of Third Point, Mr. Loeb may be deemed to be the beneficial owner of such shares owned by the Funds. The business address for the Reporting Persons is 55 Hudson Yards, New York, New York 10001.
(8)	According to a Schedule 13G filed with the SEC on March 11, 2022 by Cowen Financial Products LLC, a Delaware limited liability company. The business address for such reporting person is 599 Lexington Avenue, New York, NY 10022.

Securities Authorized for Issuance under Equity Compensation Plans

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

In order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the Working Capital Loans but no proceeds from the trust account would be used to repay the Working Capital

Loans. Up to $2,000,000 of such Working Capital Loans may be convertible upon consummation of the business combination into additional private placement warrant at a price of $0.90 per warrant. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. At March 30, 2022, no Working Capital Loans were outstanding.

The Company has agreed to pay the sponsor, commencing on the effective date of the Registration Statement, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s business combination or its liquidation, the Company will cease paying these monthly fees. As of December 31, 2021, the Company has paid an aggregate of $103,570 to the sponsor.

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

Item 14.    Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the year ended December 31, 2021 and the period from November 26, 2020 through December 31, 2020 totaled $104,053 and $33,475, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021 and for the period from November 26, 2020 (inception) through December 31, 2020 we paid Withum $119,328 in audit-related fees.

Tax Fees. We did not pay Withum for tax services, planning or advice for the year ended December 31, 2021 and for the period from November 26, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Withum for any other services for the year ended December 31, 2021 and for the period from November 26, 2020 (inception) through December 31, 2020.

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

PART IV

Item 15.    Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:
(1)	Financial Statements

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the Year Ended December 31, 2021 and for the Period from November 26, 2020 (inception) through December 31, 2020	F-4
Statement of Changes in Shareholder’s Equity (Deficit) for the Year Ended December 31, 2021, and for the period from November 26, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the Year Ended December 31, 2021 and from November 26, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Medicus Sciences Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Medicus Sciences Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2021 and the period from November 26, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statement

As discussed in Note 2 to the financial statements, the February 18, 2021 financial statement has been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by February 18, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to this matter is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 30, 2022

PCAOB ID Number 100

MEDICUS SCIENCES ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020

Assets
Current Assets:
Cash	$1,433,753	$2,000
Prepaid expenses	146,133	—
Due from Sponsor	118	—
Total current assets	1,580,004	2,000
Deferred offering costs	—	127,186
Investments held in Trust Account	92,008,585	—
Derivative asset - forward purchase agreement	35,840	—
Total Assets	$93,624,429	$129,186

Liabilities, Redeemable Ordinary Shares and Shareholders' Equity (Deficit)
Current liabilities:
Accrued expenses	$32,008	$—
Accrued offering costs	—	23,969
Private placement proceeds received in advance	—	2,000
Promissory note - related party	—	84,285
Total current liabilities	32,008	110,254
Deferred underwriting commissions (Note 6)	2,300,000	—
Derivative liability - warrant	5,935,328	—
Total liabilities	8,267,336	110,254

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 9,200,000 and no shares issued and outstanding at redemption value of $10.00 per share as of December 31, 2021 and December 31, 2020, respectively	92,000,000	—

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 92,000 and no shares issued and outstanding (excluding 9,200,000 and no shares subject to possible redemption) at December 31, 2021 and December 31, 2020, respectively	9	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,323,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020	232	232
Additional paid-in capital	—	24,768
Accumulated deficit	(6,643,148)	(6,068)
Total shareholders’ equity (deficit)	(6,642,907)	18,932
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Equity (Deficit)	$93,624,429	$129,186

The accompanying notes are an integral part of these financial statements.

MEDICUS SCIENCES ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the Period from
		November 26,
		2020(Inception)
	For the Year Ended	Through
	December 31,	December 31,
	2021	2020
Formation and operating costs	$614,675	$6,068
Loss from Operations	(614,675)	(6,068)

Other income (expenses):
Interest earned on investments held in Trust Account	8,585	—
Offering costs allocated to warrants	(205,898)	—
Change in fair value of warrant liability and derivative asset – forward purchase agreement, net	2,709,865	—
Total other income (expenses), net	2,512,552	—

Net income (loss)	$1,897,877	$(6,068)

Basic and diluted weighted average shares outstanding, Class A	8,044,581	—
Basic and diluted net income per ordinary share, Class A	$0.18	$—
Basic and diluted weighted average shares outstanding, Class B	2,282,323	2,020,000
Basic and diluted net income(loss) per ordinary share, Class B	$0.18	$(0.00)

The accompanying notes are an integral part of these financial statements.

MEDICUS SCIENCES ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM NOVEMBER 26, 2020 (INCEPTION) THROUGH DECEMBER 31, 2021

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of November 26, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to initial shareholder	—	—	2,323,000	232	24,768	—	25,000
Net loss	—	—				(6,068)	(6,068)
Balance as of December 31, 2020	—	$—	2,323,000	$232	$24,768	$(6,068)	$18,932
Issuance of representative shares	92,000	9	—	—	911	—	920
Accretion to redemption value for Class A ordinary shares subject to possible redemption	—	—	—	—	(25,679)	(8,534,957)	(8,560,636)
Net income	—	—	—	—	—	1,897,877	1,897,877
Balance as of December 31, 2021	92,000	$9	2,323,000	$232	$—	$(6,643,148)	$(6,642,907)

The accompanying notes are an integral part of these financial statements.

MEDICUS SCIENCES ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the Period from
	For the Year Ended	November 26, 2020
	December 31,	(Inception) Through
	2021	December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$1,897,877	$(6,068)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor under the promissory note	—	6,068
Interest earned on investments held in Trust Account	(8,585)	—
Change in fair value of warrant liability and derivative asset - forward purchase agreement, net	(2,709,865)	—
Offering costs allocated to warrants	205,898	—
Changes in operating assets and liabilities:
Prepaid expenses	(146,133)	—
Due from Sponsor	(118)	—
Accrued expenses	(37,593)	—
Net cash used in operating activities	(798,519)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(92,000,000)	—
Net cash used in investing activities	(92,000,000)	—

Cash Flows from Financing Activities:
Proceeds from initial public offering	92,000,000	—
Proceeds from private placement	4,218,000	2,000
Payment of underwriter discount at IPO	(1,840,000)	—
Proceeds from promissory note - related party	215,715	—
Payment of deferred offering costs	(363,443)	—
Net cash provided by financing activities	94,230,272	2,000
Net change in cash	1,431,753	2,000
Cash, beginning of period	2,000	—
Cash, end of the period	$1,433,753	$2,000

Supplemental disclosure of cash flow information:
Offering costs included in accrued offering costs and expenses	$24,600	$23,969
Issuance of representative shares	$920	$—
Deferred underwriting commissions payable charged to additional paid in capital	$2,300,000	$—
Repayment of promissory note - related party through reduction in proceeds from private placement	$300,000	$—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid by Sponsor under the promissory note	$—	$78,217

The accompanying notes are an integral part of these financial statements.

MEDICUS SCIENCES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Medicus Sciences Acquisition Corp. (the "Company") is a newly organized blank check company incorporated in the Cayman Islands on November 26, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses ("Business Combination"). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company's formation and the initial public offering ("IPO"), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company's IPO was declared effective by the U.S. Securities and Exchange Commission (the "SEC") on February 12, 2021 (the "Effective Date"). On February 18, 2021, the Company consummated the IPO of 9,200,000 units (the "Units"), including 1,200,000 Units sold pursuant to the full exercise of the underwriters' option to purchase additional units to cover over-allotments (the "Units" and, with respect to the Class A ordinary shares included in the Units being offered, the "Public Shares"), at $10.00 per Unit, generating gross proceeds of $92,000,000, which is discussed in Note 3. Each Unit consists of one Class A ordinary share, one-ninth of one redeemable warrant of the Company (the "Warrants") to purchase one Class A ordinary share at a price of $11.50 per share and one contingent right.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,022,222 private placement warrants (the “Private Placement Warrants”) to the Sponsor and Maxim Partners LLC (3,642,222 Private Placement Warrants to the Sponsor and 1,380,000 to Maxim Partners LLC) at a price of $0.90 per Private Placement Warrant, generating total gross proceeds of $4,520,000.

Also, simultaneously with the closing of the IPO, the Company issued to designees of Maxim Partners LLC 92,000 shares of non-redeemable Class A ordinary shares (the “representative shares”). The Company estimated the fair value of the stock to be $920 based upon the price of the founder shares issued to the Sponsor. The representative shares were treated as underwriters’ compensation and charged directly to temporary equity.

Transaction costs amounted to $4,677,181 consisting of $1,840,000 of underwriting discount, $2,300,000 of deferred underwriting discount, the fair value of the representative shares of $920 and $537,181 of other cash offering costs.

Following the closing of the IPO on February 18, 2021, $92,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 under the Investment Company Act which only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay the income taxes, if any, the Company’s amended and restated memorandum and articles of association will provide that the proceeds from the IPO and the sale of the private placement warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Company’s Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO (the “Combination Period”), or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, and (c) the redemption of the public shares if the Company has not consummated the initial Business Combination within the Combination Period. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 18, 2023 (absent any extensions of such period by the Sponsor, pursuant to the terms described above) to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 18, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by February 18, 2023.

Note 2 — Restatement of Previously Issued Financial Statement

In connection with the preparation of the Company’s financial statements as of December 31, 2021, the Company reevaluated the classification of a portion of the Class A ordinary shares in permanent equity and determined that all Class A ordinary shares issued in the IPO can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the Class A ordinary shares subject to possible redemption should be classified as temporary equity in its entirety. This resulted in an increase to temporary equity, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. The Company previously determined that temporary equity should consist of the Class A ordinary shares subject to possible redemption at their redemption value of $10.00 per Class A ordinary share while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity, the Company concluded that a provision in the warrant agreement, dated as of February 15, 2021, related to certain tender or exchange offers precludes the Warrants and FPA from being accounted for as components of equity. As the Warrants and FPA meet the definition of a derivative as contemplated in ASC 815, the Warrants and FPA should be recorded as derivative liabilities and measured at fair value at inception (on the date of the IPO) and at each reporting date with changes in fair value recognized in the Statement of Operations in the period of change.

After the reevaluation, the management determined it should restate its presentation of its Class A ordinary shares subject to redemption, classification of Warrant and FPA.

The following tables summarize the effect of the restatement on balance sheet line item as of the date indicated:

	As Reported	Adjustment	As Restated
Balance Sheet as of February 18, 2021
Derivative liabilities	$—	$11,373,475	$11,373,475
Total liabilities	2,302,143	11,373,475	11,373,475

Class A ordinary shares subject to possible redemption	86,897,010	5,102,990	92,000,000

Class A ordinary shares, $0.0001 par value	60	(51)	9
Additional paid-in Capital	5,016,438	(5,016,438)	—
Accumulated Deficit	(16,728)	(11,459,976)	(11,476,704)
Total shareholders’ equity (deficit)	$5,000,002	$(16,476,465)	$(11,476,463)

Number of shares subject to redemption	8,689,701	510,299	9,200,000

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of December 31, 2021 and December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Warrant Liabilities and Derivative Assets - Forward Purchase Agreement

The Company accounts for the Warrants and its Forward Purchase Agreement ("FPA") as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPA and the applicable authoritative guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging ("ASC 815"). The assessment considers whether the Warrants and FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPA are indexed to the Company's own ordinary shares and whether the warrant holders could potentially require "net cash settlement" in a circumstance outside of the Company's control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period end date while the Warrants and FPA are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

The Company accounts for the Warrants and FPA in accordance with ASC 815-40 under which the Warrants and FPA do not meet the criteria for equity classification and must be recorded as derivatives. The fair value of the Public Warrants has been estimated using its quoted market price as of December 31, 2021. The fair value of the Private Placement Warrants has been estimated using the modified Black-Scholes-Merton model. The fair value of the FPA has been estimated using an adjusted net assets method. See Note 9 for further discussion of the fair value measurement.

The Company evaluated the Public Warrants, contingent rights, Private Placement Warrants and FPA (as defined in Note 7) in accordance with ASC 815-40, "Derivatives and Hedging - Contracts in Entity's Own Equity", and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants and FPA meet the definition of a derivative as contemplated in ASC 815, the Warrants and FPA are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, "Fair Value Measurement", with changes in fair value recognized in the Statement of Operations in the period of change.

Offering Costs Associated with the IPO

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO.

The Company allocates the offering costs between ordinary share and warrants using a relative fair value method, pursuant to which the offering costs allocated to the public warrants will be expensed immediately. Offering costs were allocated on a relative fair value basis between shareholders' equity and expense. The portion of offering costs allocated to the Public Warrants has been charged to expense. The portion of offering costs allocated to the public shares were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the IPO. Accordingly, as of December 31, 2021, offering costs amounted to $4,678,101, of which $4,472,203 were charged to temporary equity upon the completion of the IPO and $205,898 were expensed to the statement of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification ("ASC") Topic 480 "Distinguishing Liabilities from Equity." Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control) is classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders' equity. Most of the Company's Class A ordinary shares feature certain redemption rights that is considered to be outside of the Company's control and subject to the occurrence of uncertain future events. Accordingly,

9,200,000 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders' equity section of the Company's balance sheet.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes ("ASC 740"). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement process for the financial statements' recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company's financial statements. The Company's management does not expect the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the year ended December 31, 2021 and for the period from November 26, 2020 (inception) through December 31, 2020.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period.  The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase an aggregate of 8,088,889 shares of the Company's Class A Ordinary Shares in the calculation of diluted income (loss) per ordinary share, since their exercise is contingent. Accretion associated with the redeemable shares of Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value. As a result, diluted income per ordinary share is the same as basic income per ordinary share.

For the year ended December 31, 2021	Class A	Class B
Allocation of net income (loss) including ordinary shares subject to possible redemption	$1,478,432	$419,445

Weighted Average Ordinary Shares outstanding	8,044,581	2,282,323
Basic and Diluted net income per share	$0.18	$0.18

For the period from November 26, 2020 (inception) through December 31, 2020	Class A	Class B
Allocation of net income (loss) including ordinary shares subject to possible redemption	$0.00	$(6,068)

Weighted Average Ordinary Shares outstanding	0.00	2,020,000
Basic and Diluted net income per share	$(0.00)	$(0.00)

Fair Value of Financial Instruments

The Company follows the guidance in ASC 820, "Fair Value Measurement," for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company's financial assets and liabilities reflects management's estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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

As of December 31, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, and current liabilities approximate their fair values due to the short-term nature of the instruments. See Note 9 for additional information on assets and liabilities measured at fair value on a recurring basis.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) ("ASU 2020-06") to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity's own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

Note 4 — IPO

On February 18, 2021, the Company sold 9,200,000 Units, at a purchase price of $10.00 per Unit, which included the full exercise by the underwriters of the over-allotment option to purchase an additional 1,200,000 Units. Each Unit consists of one Class A ordinary share, one-ninth of one redeemable warrant (the "Outstanding Redeemable Warrant"), and a contingent right to receive at least two-ninths of one redeemable warrant (the "Distributable Medicus Redeemable Warrants", and collectively with the Outstanding Redeemable Warrants, the "Redeemable Warrants").

All of the 9,200,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company's liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company's certificate of incorporation. In accordance with SEC and its staff's guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary share  subject to redemption to be classified outside of permanent equity. Given that the Class A ordinary share was issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary share classified as temporary equity is the allocated proceeds based on the guidance in ASC 470-20.

The Class A ordinary share is subject to SEC and its staff's guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.  The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

As of December 31, 2021, the redeemable Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from public issuance	$92,000,000

Less:
Proceeds allocated to public warrants	(4,089,353)
Class A ordinary shares issuance costs	(4,471,283)
Plus:
Accretion of carrying value to redemption value	8,560,636
Contingently redeemable Class A ordinary share	$92,000,000

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor and Maxim Partners LLC purchased an aggregate of 5,022,222 Private Placement Warrants (3,642,222 Private Placement Warrants by the Sponsor and 1,380,000 by Maxim Partners LLC) at a price of $0.90 per Private Placement Warrant, for an aggregate purchase price of $4,520,000, in a private placement (the "Private Placement"). These Private Placement Warrants are also exercisable to purchase one Class A ordinary share at $11.50 per share and are identical to the warrants being sold as part of the Units in the IPO, subject to certain limited exceptions.

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

Promissory Note — Related Party

On December 7, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing, unsecured and due at the earlier of June 30, 2021 or the closing of the IPO. The outstanding balance of $300,000 under the promissory note was repaid through a reduction in the private placement proceeds received from the Sponsor at the closing of the initial public offering and private placement on February 18, 2021. As of December 31, 2021, there was no remaining amount outstanding. The Company no longer has the ability to borrow under this arrangement.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible upon consummation of the Business Combination into additional private placement warrant at a price of $0.90 per warrant. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. As of December 31, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

Administrative Service Fee

Commencing on the effective date of the IPO, the Company has agreed to pay an affiliate of the Company's Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company's Business Combination or its liquidation, the Company will cease paying these monthly fees. For the period from Effective Date through December 31, 2021, the Company has incurred $103,570 of administrative service fee. All such expenses are fully paid as of December 31, 2021.

Forward Purchase Agreement

Upon closing of the IPO, The Company entered into an FPA, as amended with funds affiliated with Altium Capital Management, LP and Sio Capital Management, LLC (collectively, the "Forward Purchasers"). Pursuant to the FPA, the Forward Purchasers have agreed to purchase an aggregate of up to $16,000,000 of units (the "Forward Purchase Units", the Class A ordinary shares and warrants constituting the Forward Purchase Units referred to as the "Forward Purchase Shares" and "Forward Purchase Warrants," respectively, and collectively with the Class A ordinary shares underlying the Forward Purchase Warrants, the "Forward Purchase Securities"), which will have a purchase price of $10.00 per Forward Purchase Unit and consist of one Class A ordinary share and one-third of one warrant. The purchase of the 1,600,000 Forward Purchase Units will take place in a private placement substantially concurrently with the closing of the initial Business Combination. The Forward Purchasers have no obligation to purchase the Forward Purchase Units unless proceeds from sale of the Forward Purchase Units are necessary to enable the Company to complete the initial Business Combination. In that event, the Forward Purchasers' obligation to purchase the Forward Purchase Units is limited to the purchase amount necessary to provide the Company with sufficient funds to consummate the initial Business Combination and to pay related fees and expenses, after first applying amounts available to the Company from the Trust Account (after giving effect to any redemptions of public shares) and any other equity financing source obtained by the Company for such purpose at or prior to the consummation of the initial Business Combination, plus any additional amounts mutually agreed and the target company to be retained by the post-business combination company for working capital or other purposes. In the event less than the full amount of the Forward Purchase Units is purchased, the Forward Purchasers will participate in the forward purchase proportionally. In addition, to the extent that the Forward Purchasers offer a bridge loan or any other form of financing to a target company in connection with a proposed initial business combination between the Company and that target company, the Forward Purchasers' forward purchase obligation shall be reduced by the amount of such loan or other financing. The Forward Purchasers' obligation to purchase the Forward Purchase Units may not be transferred to any other parties.

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

The Company has classified the FPA as a derivative. This financial instrument is subject to re-measurement at each balance sheet date.  With each such re-measurement, the FPA asset or liability will be adjusted to fair value, with the change in fair value recognized in the Company's statement of operations. As such, the Company recorded a $521,597 derivate liability related to the FPA as of February 18, 2021. At December 31, 2021, the re-measurement of the derivative associated with the FPA resulted in a derivative asset, and accordingly, for the year ended December 31, 2021, the Company recorded a change in the fair value of the derivate instrument associated with the FPA as other income of $557,437 on the statement of operations, resulting in a derivative asset - FPA of $35,840 as of December 31, 2021 on the balance sheet.

Derivate liability - forward purchase agreement at February 18, 2021	$(521,597)
Change in fair value of derivate instrument related to forward purchase agreement	557,437
Derivative asset - forward purchase agreement at December 31, 2021	$35,840

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

Note 8  — Derivative Liability

The Company has outstanding warrants to purchase an aggregate of 8,088,889 shares of the Company’s Class A ordinary shares issued in connection with the IPO and the Private Placement (including warrants issued in connection with the consummation of the Over-allotment).

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00.   Once the warrants become exercisable, the Company may call the Redeemable Warrants (and the Forward Purchase Warrants) for redemption:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days ’ prior written notice of redemption to each warrant holder, provided that holders will be able to exercise their warrants prior to the time of redemption and, at the Company’ election, any such exercise may be required to be on a cashless basis; and
●	if, and only if, the daily volume-weighted average price of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading-day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00.   In addition, once the warrants become exercisable, the Company may call the Redeemable Warrants (and the Forward Purchase Warrants) for redemption:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days ’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table described in the prospectus, based on the redemption date and the “fair market value” of the Company’s Class A ordinary shares; and
●	if, and only if, the daily volume-weighted average price of the Company’s Class A ordinary shares equals or exceeds $10.00 per public share for any 20 trading days within the 30-trading-day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative asset or liability upon the closing of IPO. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation and Black-Scholes Option Pricing Model. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $10,851,878 of warrant liabilities upon issuance as of February 18, 2021. For the year ended December 31, 2021, the Company recorded a change in the fair value of the warrant liabilities as a decrease in the amount of $4,916,550 on the statement of operations, resulting in warrant liabilities of $5,935,328 as of December 31, 2021 on the balance sheet.

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities at February 18, 2021	$10,851,878
Change in fair value of warrant liabilities	(4,916,550)
Warrant liabilities at December 31, 2021	$5,935,328

Note 9 — Shareholders’ Equity (Deficit)

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At December 31, 2021 and December 31, 2020, there were no shares of preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At December 31, 2021 and December 31, 2020, there were 92,000 and 0 shares issued and outstanding, excluding 9,200,000 and no shares subject to possible redemption, respectively.

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

Note 10 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$92,008,585	$92,008,585	$—	$—
Derivative asset - forward purchase agreement	35,840	—	—	35,840
	$92,044,425	$92,008,585	$—	$35,840
Liabilities:
Warrant Liability - Public	$746,324	$746,324	$—	$—
Warrant Liability – Private	5,189,004	—	—	5,189,004
	$5,935,328	$746,324	$—	$5,189,004

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

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2021 and February 18, 2021:

	December 31,	Febuary 18,
	2021	2021
Exercise price	$11.5	$11.50
Share price	$9.72	$9.77-9.99
Volatility	12.1%	10.0%
Expected life	5.57	6.00
Risk-free rate	1.31%	0.75%
Dividend yield	—%	—%

The primary significant unobservable input used in the fair value measurement of the Company's private warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

Forward Purchase Agreements	December 31,	February 18,
	2021	2021
Share price	$9.72	$9.77-9.99
Forward Purchase Price	$10.00	$10.00
Expected life	0.57	1.00
Risk-free rate	0.22%	0.06%
NPV of Per-Share Commitment	$9.99	$9.99

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

Derivative Liabilities
Fair value at December 31, 2020	$—
Initial value of public and private warrant liabilities	10,851,878
Initial value of FPA	521,597
Public warrants reclassified to level 1	(891,000)
Change in fair value	(5,293,471)
Fair Value at December 31, 2021	$5,189,004

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in April 2021 when the Public Warrants were separately listed and traded amounted to approximately $891,000.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the restatement discussed in Note 2 and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.    Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 15, 2021, by and between the Company and Maxim Group LLC. (3)
3.1	Amended and Restated Memorandum and Articles of Association. (3)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Ordinary Shares Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated February 15, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5	Description of Registered Securities.(4)
4.6	Contingent Rights Agreement, dated February 15, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (3)
4.7	Amendment to the Warrant Agreement, dated as of April 29, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (7)
10.1	Promissory Note, dated December 7, 2020, issued to Medicus Sciences Holdings LLC. (1)
10.2	Investment Management Trust Agreement, February 15, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.3	Registration Rights Agreement, dated February 15, 2021, by and among the Company and certain security holders. (3)
10.4	Securities Subscription Agreement, dated December 7, 2020, between the Company and Medicus Sciences Holdings LLC. (1)
10.5	Private Placement Warrants Purchase Agreement, dated February 15, 2021, by and between the Company and Medicus Sciences Holdings LLC. (3)
10.6	Private Placement Warrants Purchase Agreement, dated February 15, 2021, by and between the Company and Maxim Partners LLC. (3)
10.7	Letter Agreement, dated February 15, 2021, by and among the Company, its officers, directors and Medicus Sciences Holdings LLC. (3)
10.8	Administrative Support Agreement, dated February 15, 2021, by and between the Company and Medicus Sciences Holdings LLC. (3)
10.9	Form of Indemnity Agreement. (2)
10.10	Forward Purchase Agreement, dated February 2, 2021, between the Company, Altium MSAC, LLC and Structure Alpha LLC. (2)
10.11	Amendment to Forward Purchase Agreement, dated February 17, 2021, between the Company, Altium MSAC, LLC and Structure Alpha LLC.(5)
10.12	Second Amendment to Forward Purchase Agreement, dated March 30, 2021, between the Company, Altium MSAC, LLC and Structure Alpha LLC.(6)
14.1	Form of Code of Ethics. (2)
31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*     Filed herewith.

**   Furnished herewith

(1)	Incorporated herein by reference to the applicable exhibit to the Company’s Registration Statement on Form S-1, filed with the SEC on December 23, 2020.
(2)	Incorporated herein by reference to the applicable exhibit to the Company’s Registration Statement on Form S-1/A, filed with the SEC on February 3, 2021.

(3)	Incorporated herein by reference to the applicable exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on February 19, 2021.
(4)	Incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021.
(5)	Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021.
(6)	Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021.
(7)	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 24, 2021.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2022	Medicus Sciences Acquisition Corp.

	By:	/s/ Michael Castor
	Name:	Michael Castor
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Michael Castor	Chief Executive Officer and Director	March 30, 2022
Michael Castor	(Principal Executive Officer)

/s/ Judah Drillick	Chief Financial Officer	March 30, 2022
Judah Drillick	(Principal Financial and Accounting Officer)

/s/ Jacob Gottlieb	Executive Chairman	March 30, 2022
Jacob Gottlieb

/s/ Kenneth Berkovitz	Director	March 30, 2022
Kenneth Berkovitz

/s/ Christopher Kaster	Director	March 30, 2022
Christopher Kaster

/s/ Ross Levine	Director	March 30, 2022
Ross Levine