Form 10-Q
period 2022-03-31
Medicus Sciences Acquisition Corp.
filed 2022-05-12
CIK 1836517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, there were 9,292,000 Class A ordinary shares, par value $0.0001 per share and 2,323,000 of the Company’s Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

MEDICUS SCIENCES ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART 1

Item 1. Financial Statements

MEDICUS SCIENCES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets:
Cash	$1,297,093	$1,433,753
Prepaid expenses	171,774	146,133
Due from Sponsor	118	118
Total current assets	1,468,985	1,580,004

Investments held in Trust Account	92,010,159	92,008,585
Derivative asset - forward purchase agreement	53,440	35,840
Total Assets	$93,532,584	$93,624,429

Liabilities, Redeemable Ordinary Shares and Shareholders' Deficit
Current liabilities:
Accrued expenses	$115,117	$32,008
Due to related party	15,000	—
Total current liabilities	130,117	32,008

Deferred underwriting commissions	2,300,000	2,300,000
Derivative liability - warrants	3,492,795	5,935,328
Total liabilities	5,922,912	8,267,336

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 9,200,000 shares issued and outstanding at redemption value of $10.00 per share as of March 31, 2022 and December 31, 2021	92,000,000	92,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 92,000 shares issued and outstanding (excluding 9,200,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	9	9
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,323,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	232	232
Additional paid-in capital	—	—
Accumulated deficit	(4,390,569)	(6,643,148)
Total shareholders’ deficit	(4,390,328)	(6,642,907)
Total Liabilities, Redeemable Ordinary Shares and Shareholders' Deficit	$93,532,584	$93,624,429

The accompanying notes are an integral part of these financial statements.

MEDICUS SCIENCES ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Formation and operating costs	$209,128	$109,366
Loss from operations	(209,128)	(109,366)

Other income (expense):
Interest earned on investments held in Trust Account	1,574	1,585
Offering costs allocated to warrants	—	(205,898)
Change in fair value of warrant liability and derivative asset – forward purchase agreement, net	2,460,133	1,760,037
Total other income, net	2,461,707	1,555,724

Net income	$2,252,579	$1,446,358

Basic and diluted weighted average shares outstanding, Class A	9,292,000	4,233,022
Basic and diluted net income per ordinary share, Class A	$0.19	$0.23
Basic and diluted weighted average shares outstanding, Class B	2,323,000	2,158,033
Basic and diluted net income per ordinary share, Class B	$0.19	$0.23

The accompanying notes are an integral part of these condensed financial statements.

MEDICUS SCIENCES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	92,000	$9	2,323,000	$232	$—	$(6,643,148)	$(6,642,907)
Net income	—	—	—	—	—	2,252,579	2,252,579
Balance as of March 31, 2022 (unaudited)	92,000	$9	2,323,000	$232	$—	$(4,390,569)	$(4,390,328)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	—	$—	2,323,000	$232	$24,768	$(6,068)	$18,932

Issuance of representative shares	92,000	9	—	—	911	—	920

Accretion to redemption value for Class A ordinary shares subject to possible redemption	—	—	—	—	(25,679)	(8,534,957)	(8,560,636)

Net income	—	—	—	—	—	1,446,358	1,446,358

Balance as of March 31, 2021 (unaudited)	92,000	$9	2,323,000	$232	$—	$(7,094,667)	$(7,094,426)

The accompanying notes are an integral part of these condensed financial statements.

MEDICUS SCIENCES ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Three Months Ended
	March 31,
		2022	2021
Cash flows from Operating Activities:
Net income		$2,252,579	$1,446,358
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account		(1,574)	(1,585)
Change in fair value of warrant liability and derivative asset - forward purchase agreement, net		(2,460,133)	(1,760,037)
Offering costs allocated to warrants		—	205,898
Changes in current assets and current liabilities:
Prepaid expenses		(25,641)	(312,696)
Due from Sponsor		—	(118)
Due to related party		15,000	15,714
Private placement proceeds received in advance			(2,000)
Accrued expenses		83,109	—
Net cash used in operating activities		(136,660)	(408,466)

Cash Flows from Investing Activities:
Investment held in Trust Account		—	(92,000,000)
Net cash used in investing activities		—	(92,000,000)

Cash flows from Financing Activities:
Proceeds from initial public offering		—	92,000,000
Proceeds from private placement		—	4,518,000
Payment of underwriter discount at IPO		—	(1,840,000)
Proceeds from promissory note - related party		—	(84,285)
Payment of deferred offering costs		—	(343,044)
Net cash provided by financing activities		—	94,250,671

Net change in cash		(136,660)	1,842,205
Cash, beginning of the period		1,433,753	2,000
Cash, end of the period		$1,297,093	$1,844,205

Supplemental disclosure of noncash investing and financing activities:
Accrued offering costs		$—	$45,000
Deferred underwriting commissions payable charged to additional paid in capital		$—	$2,300,000
Initial measurement of forward purchase agreement liability	$		$521,597

The accompanying notes are an integral part of these condensed financial statements.

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 18, 2023 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 18, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by February 18, 2023.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2021.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of March 31, 2022 and December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. As of March 31, 2022, and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Warrant Liabilities and Derivative Assets - Forward Purchase Agreement

The Company accounts for the Warrants and its Forward Purchase Agreement (“FPA”) as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPA and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the Warrants and FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPA are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period end date while the Warrants and FPA are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

The Company accounts for the Warrants and FPA in accordance with ASC 815-40 under which the Warrants and FPA do not meet the criteria for equity classification and must be recorded as derivatives. The fair value of the Public Warrants has been estimated using its quoted market price as of March 31, 2022. The fair value of the Private Placement Warrants has been estimated using the modified Black-Scholes-Merton model. The fair value of the FPA has been estimated using an adjusted net assets method. See Note 9 for further discussion of the fair value measurement.

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

The Company allocates the offering costs between ordinary share and warrants using a relative fair value method, pursuant to which the offering costs allocated to the public warrants will be expensed immediately. Offering costs were allocated on a relative fair value basis between temporary equity and expense. The portion of offering costs allocated to the Public Warrants has been charged to expense. The portion of offering costs allocated to the public shares were initially charged to temporary equity and then accreted to Class A ordinary shares subject to redemption upon the completion of the IPO. Accordingly, as of March 31, 2022, offering costs amounted to $4,678,101, of which $4,472,203 were charged to temporary equity upon the completion of the IPO and $205,898 were expensed to the statement of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Most of the Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 9,200,000 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for the financial statements’ recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period.  The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase an aggregate of 8,088,889 shares of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per ordinary share, since their exercise is contingent. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. As a result, diluted income per ordinary share is the same as basic income per ordinary share.

For the Three Months Ended March 31, 2022	Class A	Class B
Allocation of net income including ordinary shares subject to possible redemption	$1,802,063	$450,516

Weighted Average Ordinary Shares outstanding	9,292,000	2,323,000
Basic and Diluted net income per ordinary share	$0.19	$0.19

For the Three Months Ended March 31, 2021	Class A	Class B
Allocation of net income including ordinary shares subject to possible redemption	$957,974	$488,384

Weighted Average Ordinary Shares outstanding	4,233,022	2,158,033
Basic and Diluted net income per ordinary share	$0.23	$0.23

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

As of March 31, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, and current liabilities approximate their fair values due to the short-term nature of the instruments except for the derivative warrant liability and FPA asset. See Note 9 for additional information on assets and liabilities measured at fair value on a recurring basis.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — IPO

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

The redeemable Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

	March 31, 2022	December 31, 2021
Gross proceeds from public issuance	$92,000,000	$92,000,000

Less:
Proceeds allocated to public warrants	(4,089,353)	(4,089,353)
Class A ordinary shares issuance costs	(4,471,283)	(4,471,283)
Plus:
Accretion of carrying value to redemption value	8,560,636	8,560,636
Contingently redeemable Class A ordinary shares	$92,000,000	$92,000,000

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

Promissory Note — Related Party

On December 7, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of  $300,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing, unsecured and due at the earlier of June 30, 2021 or the closing of the IPO. The outstanding balance of $300,000 under the promissory note was repaid through a reduction in the private placement proceeds received from the Sponsor at the closing of the initial public offering and private placement on February 18, 2021. As of March 31, 2022, there was no remaining amount outstanding. The Company no longer has the ability to borrow under this arrangement.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible upon consummation of the Business Combination into additional private placement warrant at a price of $0.90 per warrant. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Administrative Service Fee

Commencing on the effective date of the IPO, the Company has agreed to pay an affiliate of the Company’s Sponsor a total of  $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, the Company has incurred $30,000 and $15,714 of administrative service fee, respectively, of which $15,000 and $0 is accrued and presented as due to related party on the accompanying unaudited condensed balance sheets as of March 31, 2022, and December 31, 2021, respectively.

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

The Company has classified the FPA as a derivative. This financial instrument is subject to re-measurement at each balance sheet date. With each such re-measurement, the FPA asset or liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. As such, the Company recorded a $521,597 derivate liability related to the FPA as of February 18, 2021. At March 31, 2022 and March 31, 2021, the re-measurement of the derivative associated with the FPA resulted in a derivative asset, and accordingly, for the three months ended March 31, 2022 and for the three months ended March 31, 2021, the Company recorded a change in the fair value of the derivate instrument associated with the FPA as other income of $53,440 and $521,597, respectively, on the statements of operations, resulting in a derivative asset - FPA of $53,440 as of March 31, 2022 on the condensed balance sheet.

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

Note 7 — Derivative Liability

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative asset or liability upon the closing of IPO. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation and Black-Scholes Option Pricing Model. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $10,851,878 of warrant liabilities upon issuance as of February 18, 2021. For the year ended December 31, 2021, the Company recorded a change in the fair value of the warrant liabilities as a decrease in the amount of $4,916,550 on the statement of operations, resulting in warrant liabilities of $5,935,328 as of December 31, 2021 on the balance sheet. For the three months ended March 31, 2022, the Company recorded a change in the fair value of the warrant liabilities as a decrease in the amount of $2,442,533 on the statement of operations, resulting in warrant liabilities of $3,492,795  as of March 31, 2022 on the condensed balance sheet.

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities at February 18, 2021	$10,851,878
Change in fair value of warrant liabilities	(3,772,918)
Warrant liabilities at March 31, 2021	$7,078,960
Change in fair value of warrant liabilities	(1,143,632)
Warrant liabilities at December 31, 2021	$5,935,328
Change in fair value of warrant liabilities	(2,442,533)
Warrant liabilities at March 31, 2022	$3,492,795

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares of preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were 92,000 and 92,000 shares issued and outstanding, excluding 9,200,000 and 9,200,000 shares subject to possible redemption, respectively.

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

Note 9 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$92,010,159	$92,010,159	$—	$—
Derivative asset - forward purchase agreement	53,440	—	—	53,440
	$92,063,599	$92,010,159	$—	$53,440
Liabilities:
Warrant Liability - Public	$435,875	$435,875	$—	$—
Warrant Liability – Private	3,056,920	—	—	3,056,920
	$3,492,795	$435,875	$—	$3,056,920

		Quoted Prices In	Significant Other	Significant Other
	December 31,	Active Markets	Observable Inputs	Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$92,008,585	$92,008,585	$—	$—
Derivative asset - forward purchase agreement	35,840	—	—	35,840
	$92,044,425	$92,008,585	$—	$35,840
Liabilities:
Warrant Liability - Public	$746,324	$746,324	$—	$—
Warrant Liability – Private	5,189,004	—	—	5,189,004
	$5,935,328	$746,324	$—	$5,189,004

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

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2022, December 31, 2021, and February 18, 2021:

	March 31,	December 31,	February 18,
	2022	2021	2021
Exercise price	$11.5	$11.5	$11.50
Share price	$9.78	$9.72	$9.77-9.99
Volatility	5.0%	12.1%	10.0%
Expected life	5.44	5.57	6.00
Risk-free rate	2.42%	1.31%	0.75%
Dividend yield	—%	—%	—%

	March 31,	December 31,	February 18,
Forward Purchase Agreement	2022	2021	2021
Share price	$9.78	$9.72	$9.77-9.99
Forward Purchase Price	$10.00	$10.00	$10.00
Expected life	0.44	0.57	1.00
Risk-free rate	0.94%	0.22%	0.06%
NPV of Per-Share Commitment	$9.96	$9.99	$9.99

The primary significant unobservable input used in the fair value measurement of the Company’s private warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

Derivative Liabilities
Fair value at December 31, 2020	$—
Initial value of public and private warrant liabilities at February 18, 2021	10,851,878
Initial value of FPA at February 18, 2021	521,597
Change in fair value	(4,294,515)
Fair value at March 31, 2021	7,078,960
Public warrants reclassified to level 1	(891,000)
Change in fair value	(998,956)
Fair value at December 31, 2021	5,189,004
Change in fair value	(2,132,084)
Fair Value at March 31, 2022	$3,056,920

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in April 2021 when the Public Warrants were separately listed and traded amounted to approximately $891,000.

The following table presents the changes in the fair value of FPA Derivative (Asset) liability:

Derivate liability - forward purchase agreement at February 18, 2021	$(521,597)
Change in fair value of derivate instrument related to forward purchase agreement	751,241
Derivative asset - forward purchase agreement at March 31, 2021	$229,644
Change in fair value of derivate instrument related to forward purchase agreement	(193,804)
Derivative asset - forward purchase agreement at December 31, 2021	$35,840
Change in fair value of derivate instrument related to forward purchase agreement	17,600
Derivative asset - forward purchase agreement at March 31, 2022	$53,440

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

All activity through March 31, 2022 relates to our formation, initial public offering, and search for a prospective initial business combination target.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 26, 2020 (inception) to March 31, 2022 were organizational activities and those necessary to consummate the initial public offering and subsequent to the initial public offering, the search for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the trust account after the initial public offering. We incur increased expenses as a result of being a public company

(for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence on target companies for our initial business combination.

For the three months ended March 31, 2022, we had a net income of $2,252,579 which consists of interest earned on investments held in trust account of $1,574, change in fair value of warrant liability and derivative asset - forward purchase agreement, net of $2,460,133, offset by operating costs of $209,128.

For the three months ended March 31, 2021, we had a net income of $1,446,358 which consists of interest earned on investments held in trust account of $1,585, change in fair value of warrant liability and derivative asset - forward purchase agreement, net of $1,760,037, offset by operating and formation costs of $109,366 and offering cost expenses allocated to warrants of $205,898.

Liquidity and Capital Resources

As of March 31, 2022, we had cash of $1,297,093, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use except that interest earned on the trust account can be released to us for payment of taxes, prior to an initial business combination.

On February 18, 2021, we consummated the initial public offering of 9,200,000 units, including 1,200,000 units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover over-allotments, at $10.00 per unit, generating gross proceeds of $92,000,000.

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

Following the closing of the initial public offering, an aggregate of $92,000,000 ($10.00 per unit) from the net proceeds and the sale of the private placement warrants was held in the trust account.

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

The cash held outside of the trust account as of March 31,2022 may not be sufficient to allow us to operate until February 18, 2023 (liquidation date), assuming that an initial business combination is not consummated during that time. If our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

Off-Balance Sheet Arrangements ; Commitments and Contractual Obligations

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We entered into an administrative services agreement pursuant to which we pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services.

Critical Accounting Policies And Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies and estimates:

Warrant Liabilities and Derivative Assets - Forward Purchase Agreement

We account for the warrants and the FPA as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and FPA and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants and FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants and FPA are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the warrants and execution of the FPA and as of each subsequent quarterly period end date while the warrants and FPA are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

We account for the warrants and FPA in accordance with ASC 815-40 under which the warrants and FPA do not meet the criteria for equity classification and must be recorded as derivatives. The fair value of the Public Warrants was initially estimated using a Monte Carlo simulation model and has been estimated using its quoted market price as of March 31, 2022. The fair value of the private placement warrants has been estimated using the modified Black-Scholes-Merton model. The fair value of the FPA has been estimated using an adjusted net assets method.

Offering Costs Associated with the Initial Public Offering

We comply with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the initial public offering that were directly related to the initial public offering. We allocated the offering costs between ordinary shares and warrants using a relative fair value method, pursuant to which the offering costs allocated to the public warrants will be expensed immediately. Accordingly, as of March 31, 2022, allocated offering costs in the aggregate of $205,898 have been charged to operations.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 9,200,000 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ deficit section of our unaudited condensed balance sheets.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of March 31, 2022, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly

Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2022, other than the continued enhancement to internal controls noted in the following sentences, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for a smaller reporting company. However, as of the date of this Quarterly Report, other than set forth below, there have been no material changes with respect to those risk factors previously disclosed in the Company's Annual Report on Form 10-K as filed with the SEC on March 31, 2022.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, our consummation of a business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications, and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with the foregoing may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

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

MEDICUS SCIENCES ACQUISITION CORP.

Date:May 12, 2022	By:	/s/ Michael Castor
	Name:	Michael Castor
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date:May 12, 2022	By:	/s/ Judah Drillick
	Name:	Judah Drillick
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)