Form 10-Q
period 2022-06-30
Medicus Sciences Acquisition Corp.
filed 2022-08-11
CIK 1836517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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
(Address of principal executive offices)

10019
(Zip Code)

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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of August 11, 2022, there were 9,292,000 Class A ordinary shares, par value $0.0001 per share and 2,323,000 of the Company’s Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

MEDICUS SCIENCES ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICUS SCIENCES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets:
Cash	$1,065,315	$1,433,753
Prepaid expenses	119,915	146,133
Due from Sponsor	118	118
Total current assets	1,185,348	1,580,004

Investments held in Trust Account	92,080,767	92,008,585
Derivative asset - forward purchase agreement	127,200	35,840
Total Assets	$93,393,315	$93,624,429

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$21,422	$32,008
Total current liabilities	21,422	32,008

Deferred underwriting commissions	2,300,000	2,300,000
Derivative liability - warrants	1,892,587	5,935,328
Total liabilities	4,214,009	8,267,336

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 9,200,000 shares issued and outstanding at redemption value of $10.01 and $10.00 per share as of June 30, 2022, and December 31, 2021, respectively	92,080,767	92,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 92,000 shares issued and outstanding (excluding 9,200,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	9	9
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,323,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	232	232
Additional paid-in capital	—	—
Accumulated deficit	(2,901,702)	(6,643,148)
Total shareholders’ deficit	(2,901,461)	(6,642,907)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$93,393,315	$93,624,429

The accompanying notes are an integral part of these financial statements.

MEDICUS SCIENCES ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Formation and operating costs	$174,942	$192,428	$384,070	$301,794
Loss from operations	(174,942)	(192,428)	(384,070)	(301,794)

Other income (expense):
Interest earned on investments held in Trust Account	70,608	4,293	72,182	5,878
Offering costs allocated to warrants	—	—	—	(205,898)
Change in fair value of warrant liability and derivative asset – forward purchase agreement, net	1,673,968	(1,354,886)	4,134,101	405,151
Total other income (expense), net	1,744,576	(1,350,593)	4,206,283	205,131

Net income (loss)	$1,569,634	$(1,543,021)	$3,822,213	$(96,663)

Basic and diluted weighted average shares outstanding, Class A	9,292,000	9,292,000	9,292,000	6,776,486
Basic and diluted net income (loss) per ordinary share, Class A	$0.14	$(0.13)	$0.33	$(0.01)
Basic and diluted weighted average shares outstanding, Class B	2,323,000	2,323,000	2,323,000	2,240,972
Basic and diluted net income (loss) per ordinary share, Class B	$0.14	$(0.13)	$0.33	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

MEDICUS SCIENCES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	92,000	$9	2,323,000	$232	$—	$(6,643,148)	$(6,642,907)
Net income	—	—	—	—	—	2,252,579	2,252,579
Balance as of March 31, 2022 (unaudited)	92,000	$9	2,323,000	$232	$—	$(4,390,569)	$(4,390,328)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(80,767)	(80,767)
Net income	—	—	—	—	—	1,569,634	1,569,634
Balance as of June 30, 2022 (unaudited)	92,000	$9	2,323,000	$232	$—	$(2,901,702)	$(2,910,461)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	—	$—	2,323,000	$232	$24,768	$(6,068)	$18,932

Issuance of representative shares	92,000	9	—	—	911	—	920

Accretion to redemption value for Class A ordinary shares subject to possible redemption	—	—	—	—	(25,679)	(8,534,957)	(8,560,636)

Net income	—	—	—	—	—	1,446,358	1,446,358

Balance as of March 31, 2021 (unaudited)	92,000	$9	2,323,000	$232	$—	$(7,094,667)	$(7,094,426)

Net loss	—	—	—	—	—	(1,543,021)	(1,543,021)

Balance as of June 30, 2021 (unaudited)	92,000	$9	2,323,000	$232	$—	$(8,637,688)	$(8,637,447)

The accompanying notes are an integral part of these condensed financial statements.

MEDICUS SCIENCES ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Six Months Ended
	June 30,
	2022	2021
Cash flows from Operating Activities:
Net income (loss)	$3,822,213	$(96,663)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(72,182)	(5,878)
Change in fair value of warrant liability and derivative asset - forward purchase agreement, net	(4,134,101)	(405,151)
Offering costs allocated to warrants	—	205,898
Changes in operating assets and liabilities:
Prepaid expenses	26,218	(258,176)
Due from Sponsor	—	(117)
Due to related party	—	25,714
Private placement proceeds received in advance	—	(2,000)
Accrued expenses	(10,586)	—
Net cash used in operating activities	(368,438)	(536,373)

Cash Flows from Investing Activities:
Investment held in Trust Account	—	(92,000,000)
Net cash used in investing activities	—	(92,000,000)

Cash flows from Financing Activities:
Proceeds from initial public offering	—	92,000,000
Proceeds from private placement	—	4,218,000
Payment of underwriter discount at IPO	—	(1,840,000)
Proceeds from promissory note - related party	—	215,715
Payment of deferred offering costs	—	(363,443)
Net cash provided by financing activities	—	94,230,272

Net change in cash	(368,438)	1,693,899
Cash, beginning of the period	1,433,753	2,000
Cash, end of the period	$1,065,315	$1,695,899

Supplemental disclosure of noncash investing and financing activities:
Accrued offering costs	$—	$24,600
Deferred underwriting commissions payable charged to additional paid in capital	$—	$2,300,000
Initial measurement of forward purchase agreement liability	$—	$521,597
Repayment of promissory note - related party through reduction in proceeds from private placement	$—	$300,000

The accompanying notes are an integral part of these condensed financial statements.

MEDICUS SCIENCES ACQUISITION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization and Business Operations

Medicus Sciences Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated in the Cayman Islands on November 26, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 12, 2021 (the “Effective Date”). On February 18, 2021, the Company consummated the IPO of 9,200,000 units (the “Units”), including 1,200,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover over-allotments (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $92,000,000, which is discussed in Note 3. Each Unit consists of one Class A ordinary share, one-ninth of one redeemable warrant of the Company (the “Public Warrants”, collectively with the Private Placement Warrants (as defined below), the “Warrants”) to purchase one Class A ordinary share at a price of $11.50 per share and one contingent right.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2022.

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

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of June 30, 2022 and December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. As of June 30, 2022, and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Warrant Liabilities and Derivative Assets - Forward Purchase Agreement

The Company accounts for the Warrants and its Forward Purchase Agreement (“FPA”) as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPA and the applicable authoritative guidance in FASB Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the Warrants and FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPA are indexed to the Company’s own ordinary shares and whether the Warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period end date while the Warrants and FPA are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

The Company accounts for the Warrants and FPA in accordance with ASC 815-40 under which the Warrants and FPA do not meet the criteria for equity classification and must be recorded as derivatives. The fair value of the Public Warrants has been estimated using its quoted market price as of June 30, 2022. The fair value of the Private Placement Warrants has been estimated using the modified Black-Scholes-Merton model. The fair value of the FPA has been estimated using an adjusted net assets method. See Note 9 for further discussion of the fair value measurement.

As the Warrants and FPA meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities and the FPA is recorded as derivative assets on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO.

The Company allocates the offering costs between ordinary share and Warrants using a relative fair value method, pursuant to which the offering costs allocated to the Public Warrants will be expensed immediately. Offering costs were allocated on a relative fair value basis between temporary equity and expense. The portion of offering costs allocated to the Public Warrants has been charged to expense. The portion of offering costs allocated to the Public Shares were initially charged to temporary equity and then accreted to Class A ordinary shares subject to redemption upon the completion of the IPO. Accordingly, as of June 30, 2022, offering costs amounted to $4,678,101, of which $4,472,203 were charged to temporary equity upon the completion of the IPO and $205,898 were expensed to the condensed statement of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Most of the Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 9,200,000 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the Warrants sold in the IPO and Private Placement (as defined below)  to purchase an aggregate of 8,088,889 Class A ordinary shares in the calculation of diluted income (loss) per ordinary share, since their exercise is contingent. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share.

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Allocation of net income (loss)	$1,255,707	$313,927	$(1,234,417)	(308,604)	$3,057,770	$764,443	$(77,330)	$(19,333)
Basic and Diluted Weighted Average Ordinary Shares outstanding	9,292,000	2,323,000	9,292,000	2,323,000	9,292,000	2,323,000	6,776,486	2,240,972
Basic and Diluted net income (loss) per ordinary share	$0.14	$0.14	$(0.13)	$(0.13)	$0.33	$0.33	$(0.01)	$(0.01)

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

As of June 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, and current liabilities approximate their fair values due to the short-term nature of the instruments. See Note 9 for additional information on assets and liabilities measured at fair value on a recurring basis.

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from public issuance	$92,000,000
Less:
Proceeds allocated to Public Warrants	(4,089,353)
Class A ordinary shares issuance costs	(4,471,283)
Plus:
Accretion of carrying value to redemption value	8,560,636
Class A ordinary shares subject to possible redemption, December 31, 2021	92,000,000
Plus:
Accretion of carrying value to redemption value	80,767
Class A ordinary shares subject to possible redemption, June 30, 2022	$92,080,767

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

Promissory Note — Related Party

On December 7, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing, unsecured and due at the earlier of June 30, 2021 or the closing of the IPO. The outstanding balance of $300,000 under the promissory note was repaid through a reduction in the Private Placement proceeds received from the Sponsor at the closing of the IPO and Private Placement on February 18, 2021. As of June 30, 2022, there was no remaining amount outstanding. The Company no longer has the ability to borrow under this arrangement.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible upon consummation of the Business Combination into additional Private Placement Warrants at a price of $0.90 per warrant. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Administrative Service Fee

Commencing on the Effective Date, the Company has agreed to pay an affiliate of the Company’s Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022 and 2021, the Company has incurred and paid $30,000 and $60,000 of administrative service fee, respectively. For the three and six months ended June 30, 2021, the Company has incurred $30,000 and $45,714 of administrative service fee, respectively. As of June 30, 2022 and December 31, 2021 there were no amounts due or outstanding.

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

The Company has classified the FPA as a derivative. This financial instrument is subject to re-measurement at each balance sheet date. With each such re-measurement, the FPA asset or liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. As such, the Company recorded a $521,597 derivate liability related to the FPA as of February 18, 2021. At June 30, 2022 and 2021, the re-measurement of the derivative associated with the FPA resulted in a derivative asset, and accordingly, for the three and six months ended June 30, 2022, the Company recorded a change in the fair value of the derivate instrument associated with the FPA as other income of $91,360 and $73,760, respectively, on the statements of operations, resulting in a derivative asset - FPA of $127,220 as of June 30, 2022 on the condensed balance sheet. The Company recorded a change in the fair value of the derivate instrument associated with the FPA as other income of $229,644 and $8,147 for the three and six months ended June 30, 2021, respectively.

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

Representative Shares

On February 18, 2021, the Company issued to Maxim Partners LLC, a designee of Maxim Group LLC 92,000 non-redeemable Class A ordinary shares. The Company estimated the fair value of the stock to be $920 based upon the price of the founder shares issued to the Sponsor. The representative shares were treated as underwriters’ compensation and charged directly to shareholders’ equity.

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

Note 7 — Derivative Liability

As of June 30, 2022 and December 31, 2021, the Company has outstanding warrants to purchase an aggregate of 8,088,888 shares of the Company’s ordinary shares issued in connection with the IPO and the Private Placement (including warrants issued in connection with the consummation of the over-allotment option).

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative asset or liability upon the closing of IPO. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation and Black-Scholes Option Pricing Model. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $10,851,878 of warrant liabilities upon issuance as of February 18, 2021. For the three months ended June 30, 2022, the Company recorded a change in the fair value of the warrant liabilities as a decrease in the amount of $1,600,208 on the statement of operations, resulting in warrant liabilities of $1,892,587 as of June 30, 2022 on the condensed balance sheet.

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities at February 18, 2021	$10,851,878
Change in fair value of warrant liabilities	(2,639,529)
Warrant liabilities at June 30, 2021	$8,212,349
Change in fair value of warrant liabilities	(2,277,021)
Warrant liabilities at December 31, 2021	$5,935,328
Change in fair value of warrant liabilities	(2,442,533)
Warrant liabilities at March 31, 2022	$3,492,795
Change in fair value of warrant liabilities	(1,600,208)
Warrant liabilities at June 30, 2022	$1,892,587

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no shares of preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were 92,000 shares issued and outstanding, excluding 9,200,000 shares subject to possible redemption.

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

Note 9 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$92,080,767	$92,080,767	$—	$—
Derivative asset - forward purchase agreement	127,200	—	—	127,200
	$92,207,967	$92,080,767	$—	$127,200
Liabilities:
Warrant Liability - Public	$235,112	$—	$235,111	$—
Warrant Liability – Private	1,657,475	—	—	1,657,475
	$1,892,587	$—	$235,111	$1,657,475

		Quoted Prices In	Significant Other	Significant Other
	December 31,	Active Markets	Observable Inputs	Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$92,008,585	$92,008,585	$—	$—
Derivative asset - forward purchase agreement	35,840	—	—	35,840
	$92,044,425	$92,008,585	$—	$35,840
Liabilities:
Warrant Liability - Public	$746,324	$746,324	$—	$—
Warrant Liability – Private	5,189,004	—	—	5,189,004
	$5,935,328	$746,324	$—	$5,189,004

At June 30, 2022 and December 31, 2021, the estimated fair value of the warrant liability for the Private Placement Warrants and the derivate asset – forward purchase agreement is determined using Level 3 inputs. Inherent in a Black-Scholes pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2022, December 31, 2021, and February 18, 2021:

	June 30,	December 31,
Public and Private Placement Warrants	2022	2021
Exercise price	$11.5	$11.5
Share price	$9.78	$9.72
Volatility	2.7%	12.1%
Expected life	5.32	5.57
Risk-free rate	3.01%	1.31%
Dividend yield	—%	—%

	June 30,	December 31,
Forward Purchase Agreement	2022	2021
Share price	$9.78	$9.72
Forward Purchase Price	$10.00	$10.00
Expected life	0.32	0.57
Risk-free rate	1.94%	0.22%
NPV of Per-Share Commitment	$9.94	$9.99

The primary significant unobservable input used in the fair value measurement of the Company’s Private Placement Warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

Derivative Liabilities
Fair value at December 31, 2020	$—
Initial value of public and private warrant liabilities at February 18, 2021	10,851,878
Initial value of FPA at February 18, 2021	521,597
Change in fair value	(2,639,529)
Fair value at June 30, 2021	8,212,349
Public Warrants reclassified to level 1	(891,000)
Change in fair value	(2,132,345)
Fair value at December 31, 2021	5,189,004
Change in fair value	(2,132,084)
Fair Value at March 31, 2022	3,056,920
Change in fair value	(1,399,445)
Fair Value at June 30, 2022	$1,657,475

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in April 2021 when the Public Warrants were separately listed and traded amounted to approximately $891,000.

The following table presents the changes in the fair value of FPA Derivative (Asset) liability:

Derivate liability - forward purchase agreement at February 18, 2021	$(521,597)
Change in fair value of derivate instrument related to forward purchase agreement	529,744
Derivative asset - forward purchase agreement at June 30, 2021	$8,147
Change in fair value of derivate instrument related to forward purchase agreement	27,693
Derivative asset - forward purchase agreement at December 31, 2021	$35,840
Change in fair value of derivate instrument related to forward purchase agreement	17,600
Derivative asset - forward purchase agreement at March 31, 2022	$53,440
Change in fair value of derivate instrument related to forward purchase agreement	73,760
Derivative asset - forward purchase agreement at June 30, 2022	$127,200

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

All activity through June 30, 2022 relates to our formation, initial public offering, and search for a prospective initial business combination target.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 26, 2020 (inception) to June 30, 2022, were organizational activities and those necessary to consummate the initial public offering and subsequent to the initial public offering, the search for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on cash and investments held in the trust account after the initial public offering. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence on target companies for our initial business combination.

For the three months ended June 30, 2022, we had a net income of $1,569,634 which consisted of interest earned on investments held in trust account of $70,608, change in fair value of warrant liability and derivative asset - forward purchase agreement (the “FPA”), net of $1,673,968, offset by operating costs of $174,942.

For the three months ended June 30, 2021, we had a net loss of $1,543,021 which consisted of non-cash loss of $1,354,886 related to changes in the fair value of the warrants and the FPA, and formation costs and costs related to our initial public offering and search for a prospective initial business combination target of $192,428, offset by interest earned on the investments held in the trust account of $4,293.

For the six months ended June 30, 2022, we had a net income of $3,822,213 which consisted of interest earned on investments held in trust account of $72,182, change in fair value of warrant liability and derivative asset - FPA, net of $4,134,101, offset by operating costs of $384,070.

For the six months ended June 30, 2021, we had a net loss of $96,663 which consisted of loss from offering cost expenses allocated to warrants of $205,898 and formation costs and costs related to our initial public offering and search for a prospective initial business combination target of $301,794, offset by non-cash gain of $405,151 related to changes in the fair value of the warrants and FPA and interest earned on the investments held in the trust account of $5,878.

Liquidity and Capital Resources

As of June 30, 2022, we had cash of $1,065,315, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use except that interest earned on the trust account can be released to us for payment of taxes, prior to an initial business combination.

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

The cash held outside of the trust account as of June 30, 2022 may not be sufficient to allow us to operate until February 18, 2023 (liquidation date), assuming that an initial business combination is not consummated during that time. If our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 18, 2023, to consummate a Business Combination. It is uncertain that the

Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination, however we cannot guarantee that a Business Combination will take place. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 18, 2023.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities and Derivative Assets - Forward Purchase Agreement

We account for the warrants and the FPA as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and FPA and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants and FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants and FPA are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the warrants and execution of the FPA and as of each subsequent quarterly period end date while the warrants and FPA are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

We account for the warrants and FPA in accordance with ASC 815-40 under which the warrants and FPA do not meet the criteria for equity classification and must be recorded as derivatives. The fair value of the public warrants was initially estimated using a Monte Carlo simulation model and has been estimated using its quoted market price as of June 30, 2022. The fair value of the private placement warrants has been estimated using the modified Black-Scholes-Merton model. The fair value of the FPA has been estimated using an adjusted net assets method.

Offering Costs Associated with the Initial Public Offering

We comply with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the initial public offering that were directly related to the initial public offering. We allocated the offering costs between ordinary shares and warrants using a relative fair value method, pursuant to which the offering costs allocated to the public warrants will be expensed immediately. Accordingly, as of June 30, 2022, allocated offering costs in the aggregate of $205,898 have been charged to operations.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 9,200,000 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ deficit section of our unaudited condensed balance sheets.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports (as defined under Section 13 of the Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of March 31, 2022.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for a smaller reporting company. However, as of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications, and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with , and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its business combination within 24 months after the effective date of the IPO Registration Statement. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS,  may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

For a description of the use of proceeds generated in our initial public offering and the private placement, see Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on May 24, 2021. There has been no material change in the planned use of the proceeds from the Company’s initial public offering and the private placement as is described in the Company’s final prospectus, dated December 23, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICUS SCIENCES ACQUISITION CORP.

Date: August 11, 2022	By:	/s/ Michael Castor
	Name:	Michael Castor
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Judah Drillick
	Name:	Judah Drillick
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)