Form 10-Q
period 2022-09-30
Medicus Sciences Acquisition Corp.
filed 2022-11-14
CIK 1836517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2022

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

As of November 14, 2022, there were 9,292,000 Class A ordinary shares, par value $0.0001 per share and 2,323,000 of the Company’s Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

MEDICUS SCIENCES ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICUS SCIENCES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets:
Cash	$976,557	$1,433,753
Prepaid expenses	68,532	146,133
Due from Sponsor	118	118
Total current assets	1,045,207	1,580,004

Investments held in Trust Account	92,386,645	92,008,585
Derivative asset - forward purchase agreement	—	35,840
Total Assets	$93,431,852	$93,624,429

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$55,407	$32,008
Total current liabilities	55,407	32,008

Deferred underwriting commissions	2,300,000	2,300,000
Derivative liability – forward purchase agreement	153,760	—
Derivative liability - warrants	1,360,551	5,935,328
Total Liabilities	3,869,718	8,267,336

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 9,200,000 shares issued and outstanding at redemption value of $10.04 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	92,386,645	92,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 92,000 shares issued and outstanding (excluding 9,200,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	9	9
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,323,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	232	232
Additional paid-in capital	—	—
Accumulated deficit	(2,824,752)	(6,643,148)
Total Shareholders’ Deficit	(2,824,511)	(6,642,907)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$93,431,852	$93,624,429

The accompanying notes are an integral part of these unaudited condensed financial statements.

MEDICUS SCIENCES ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Formation and operating costs	$174,126	$168,309	$558,196	$470,104
Loss from operations	(174,126)	(168,309)	(558,196)	(470,104)

Other income (expense):
Interest earned on investments held in Trust Account	305,878	1,168	378,060	7,046
Offering costs allocated to warrants	—	—	—	(205,898)
Change in fair value of warrant liability, derivative asset/liability – forward purchase agreement, net	251,076	2,426,517	4,385,177	2,831,668
Total other income, net	556,954	2,427,685	4,763,237	2,632,816

Net income	$382,828	$2,259,376	$4,205,041	$2,162,712

Basic and diluted weighted average shares outstanding, Class A	9,292,000	9,292,000	9,292,000	7,658,242
Basic and diluted net income per ordinary share, Class A	$0.03	$0.19	$0.36	$0.22
Basic and diluted weighted average shares outstanding, Class B	2,323,000	2,323,000	2,323,000	2,269,529
Basic and diluted net income per ordinary share, Class B	$0.03	$0.19	$0.36	$0.22

The accompanying notes are an integral part of these unaudited condensed financial statements.

MEDICUS SCIENCES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	92,000	$9	2,323,000	$232	$—	$(6,643,148)	$(6,642,907)
Net income	—	—	—	—	—	2,252,579	2,252,579
Balance as of March 31, 2022 (unaudited)	92,000	9	2,323,000	232	—	(4,390,569)	(4,390,328)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(80,767)	(80,767)
Net income	—	—	—	—	—	1,569,634	1,569,634
Balance as of June 30, 2022 (unaudited)	92,000	9	2,323,000	232	—	(2,901,702)	(2,910,461)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(305,878)	(305,878)
Net income	—	—	—	—	—	382,828	382,828
Balance as of September 30, 2022 (unaudited)	92,000	$9	2,323,000	$232	$—	$(2,824,752)	$(2,824,511)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	—	$—	2,323,000	$232	$24,768	$(6,068)	$18,932

Issuance of representative shares	92,000	9	—	—	911	—	920

Accretion to redemption value for Class A ordinary shares subject to possible redemption	—	—	—	—	(25,679)	(8,534,957)	(8,560,636)

Net income	—	—	—	—	—	1,446,358	1,446,358

Balance as of March 31, 2021 (unaudited)	92,000	9	2,323,000	232	—	(7,094,667)	(7,094,426)

Net loss	—	—	—	—	—	(1,543,021)	(1,543,021)

Balance as of June 30, 2021 (unaudited)	92,000	9	2,323,000	232	—	(8,637,688)	(8,637,447)

Net income	—	—	—	—	—	2,259,376	2,259,376

Balance as of September 30, 2021 (unaudited)	92,000	$9	2,323,000	$232	$—	$(6,378,312)	$(6,378,071)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MEDICUS SCIENCES ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Nine Months Ended
	September 30,
	2022	2021
Cash flows from Operating Activities:
Net income	$4,205,041	$2,162,712
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(378,060)	(7,046)
Change in fair value of warrant liability and derivative asset/liabilty - forward purchase agreement, net	(4,385,177)	(2,831,668)
Offering costs allocated to warrants	—	205,898
Changes in operating assets and liabilities:
Prepaid expenses	77,601	(200,322)
Due from Sponsor	—	(118)
Due to related party	—	25,714
Private placement proceeds received in advance	—	(2,463)
Accrued expenses	23,399	—
Net cash used in operating activities	(457,196)	(647,293)

Cash Flows from Investing Activities:
Investment held in Trust Account	—	(92,000,000)
Net cash used in investing activities	—	(92,000,000)

Cash flows from Financing Activities:
Proceeds from initial public offering	—	92,000,000
Proceeds from private placement	—	4,218,000
Payment of underwriter discount at initial public offering	—	(1,840,000)
Proceeds from promissory note - related party	—	215,715
Payment of deferred offering costs	—	(363,443)
Net cash provided by financing activities	—	94,230,272

Net change in cash	(457,196)	1,582,979
Cash, beginning of the period	1,433,753	2,000
Cash, end of the period	$976,557	$1,584,979

Supplemental disclosure of noncash investing and financing activities:
Accrued offering costs	$—	$24,600
Deferred underwriting commissions payable charged to additional paid in capital	$—	$2,300,000
Issuance of representative shares	$—	$920
Repayment of promissory note - related party through reduction in proceeds from private placement	$—	$300,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,022,222 private placement warrants (the “Private Placement Warrants”) to Medicus Sciences Holdings LLC (the “Sponsor”) and Maxim Partners LLC (3,642,222 Private Placement Warrants to the Sponsor and 1,380,000 to Maxim Partners LLC) at a price of $0.90 per Private Placement Warrant, generating total gross proceeds of $4,520,000.

Also, simultaneously with the closing of the IPO, the Company issued to designees of Maxim Partners LLC 92,000 shares of non-redeemable Class A ordinary shares (the “representative shares”). The Company estimated the fair value of the shares to be $920 based upon the price of the founder shares issued to the Sponsor. The representative shares were treated as underwriters’ compensation and charged directly to temporary equity.

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

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of September 30, 2022 and December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. As of September 30, 2022, and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Warrant Liabilities and Derivative Asset/Liability - Forward Purchase Agreement

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

The Company accounts for the Warrants and FPA in accordance with ASC 815-40 under which the Warrants and FPA do not meet the criteria for equity classification and must be recorded as derivatives. The fair value of the Public Warrants and Private Placement Warrants has been estimated using its quoted market price as of September 30, 2022. The fair value of the Public Warrants was initially valued using a Monte Carlo simulation model. The fair value of the Private Placement Warrants has historically been estimated using the modified Black-Scholes-Merton model. The fair value of the FPA has been estimated using an adjusted net assets method. See Note 9 for further discussion of the fair value measurement.

As the Warrants and FPA meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities and the FPA is recorded as a derivative asset/liability on the condensed balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the condensed statement of operations in the period of change.

Offering Costs Associated with the IPO

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO.

The Company allocates the offering costs between ordinary share and Warrants using a relative fair value method, pursuant to which the offering costs allocated to the Public Warrants will be expensed immediately. Offering costs were allocated on a relative fair value basis between temporary equity and expense. The portion of offering costs allocated to the Public Warrants has been charged to expense. The portion of offering costs allocated to the Public Shares were initially charged to temporary equity and then accreted to Class A ordinary shares subject to redemption upon the completion of the IPO. Accordingly, as of September 30, 2022, offering costs amounted to $4,678,101, of which $4,472,203 were charged to temporary equity upon the completion of the IPO and $205,898 were expensed to the unaudited condensed statement of operations.

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

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the Warrants sold in the IPO and Private Placement (as defined below) to purchase an aggregate of 8,088,888 Class A ordinary shares in the calculation of diluted income per ordinary share, since their exercise is contingent. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. As a result, diluted income per ordinary share is the same as basic income per ordinary share.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Allocation of net income	$306,262	$76,566	$1,807,501	451,875	$3,364,033	$841,008	$1,668,307	$494,405
Basic and Diluted Weighted Average Ordinary Shares outstanding	9,292,000	2,323,000	9,292,000	2,323,000	9,292,000	2,323,000	7,658,242	2,269,529
Basic and Diluted net income per ordinary share	$0.03	$0.03	$0.19	$0.19	$0.36	$0.36	$0.22	$0.22

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

As of September 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, and current liabilities approximate their fair values due to the short-term nature of the instruments. See Note 9 for additional information on assets and liabilities measured at fair value on a recurring basis.

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from public issuance	$92,000,000
Less:
Proceeds allocated to Public Warrants	(4,089,353)
Class A ordinary shares issuance costs	(4,471,283)
Plus:
Accretion of carrying value to redemption value	8,560,636
Class A ordinary shares subject to possible redemption, December 31, 2021	92,000,000
Plus:
Accretion of carrying value to redemption value	386,645
Class A ordinary shares subject to possible redemption, September 30, 2022	$92,386,645

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

Promissory Note — Related Party

On December 7, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing, unsecured and due at the earlier of September 30, 2021 or the closing of the IPO. The outstanding balance of $300,000 under the promissory note was repaid through a reduction in the Private Placement proceeds received from the Sponsor at the closing of the IPO and Private Placement on February 18, 2021. As of September 30, 2022, there was no remaining amount outstanding. The Company no longer has the ability to borrow under this arrangement.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible upon consummation of the Business Combination into additional Private Placement Warrants at a price of $0.90 per warrant. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Administrative Service Fee

Commencing on the Effective Date, the Company has agreed to pay an affiliate of the Company’s Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022 the Company incurred and paid $30,000 and $90,000, respectively. For the three and nine months ended September 30, 2021 the Company incurred and paid $30,000 and $75,714 of administrative service fee, respectively. As of September 30, 2022 and December 31, 2021 there were no amounts due or outstanding.

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

The Company has classified the FPA as a derivative. This financial instrument is subject to re-measurement at each balance sheet date. With each such re-measurement, the FPA asset or liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. As such, the Company recorded a $521,597 derivate liability related to the FPA as of February 18, 2021. The re-measurement of the derivative associated with the FPA resulted in a derivative liability at September 30, 2022 and a derivative asset at September 30, 2021. Accordingly, for the three and nine months ended September 30, 2022, the Company recorded a change in the fair value of the derivate instrument associated with the FPA as other income of ($280,960) and ($189,600), respectively. The change in fair value on the statement of operations resulted in a derivative liability - FPA of $153,760 as of September 30, 2022 on the condensed balance sheet. The Company recorded a change in the fair value of the derivate instrument associated with the FPA as other income of $1,259 and $531,003 for the three and nine months ended September 30, 2021, respectively.

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

Representative Shares

On February 18, 2021, the Company issued to Maxim Partners LLC, a designee of Maxim Group LLC 92,000 non-redeemable Class A ordinary shares. The Company estimated the fair value of the shares to be $920 based upon the price of the founder shares issued to the Sponsor. The representative shares were treated as underwriters’ compensation and charged directly to shareholders’ equity.

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

Note 7 — Derivative Asset/Liability

As of September 30, 2022 and December 31, 2021, the Company has outstanding warrants to purchase an aggregate of 8,088,888 shares of the Company’s ordinary shares issued in connection with the IPO and the Private Placement (including warrants issued in connection with the consummation of the over-allotment option).

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative asset or liability upon the closing of IPO. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation and Black-Scholes Option Pricing Model. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $10,851,878 of warrant liabilities upon issuance as of February 18, 2021. For the three months ended September 30, 2022, the Company recorded a change in the fair value of the warrant liabilities as a decrease in the amount of $532,036 on the statement of operations, resulting in warrant liabilities of $1,360,551 as of September 30, 2022 on the condensed balance sheet.

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities at February 18, 2021	$10,851,878
Change in fair value of warrant liabilities	(5,064,787)
Warrant liabilities at September 30, 2021	5,787,091
Change in fair value of warrant liabilities	148,237
Warrant liabilities at December 31, 2021	5,935,328
Change in fair value of warrant liabilities	(4,574,777)
Warrant liabilities at September 30, 2022	$1,360,551

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no shares of preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were 92,000 shares issued and outstanding, excluding 9,200,000 shares subject to possible redemption.

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

Note 9 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$92,386,645	$92,386,645	$—	$—
	$92,386,645	$92,386,645	$—	$—
Liabilities:
Derivative liability – forward purchase agreement	$153,760	$—	$—	$153,760
Warrant Liability – Public	171,938	—	171,938	—
Warrant Liability – Private	1,188,613	—	1,188,613	—
	$1,514,311	$—	$1,360,551	$153,760

		Quoted Prices In	Significant Other	Significant Other
	December 31,	Active Markets	Observable Inputs	Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$92,008,585	$92,008,585	$—	$—
Derivative asset - forward purchase agreement	35,840	—	—	35,840
	$92,044,425	$92,008,585	$—	$35,840
Liabilities:
Warrant Liability - Public	$746,324	$746,324	$—	$—
Warrant Liability – Private	5,189,004	—	—	5,189,004
	$5,935,328	$746,324	$—	$5,189,004

At December 31, 2021, the estimated fair value of the warrant liability for the Private Placement Warrants and the derivate asset – forward purchase agreement is determined using Level 3 inputs. At September 30, 2022, the estimated fair value of the derivate liability – forward purchase agreement is determined using Level 3 inputs. Inherent in a Black-Scholes pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table presents the changes in the fair value of Level 1 warrant liabilities:

Private
Placement
Fair value as of January 1, 2022	$746,324
Change in fair value	(574,386)
Transfer to Level 2	(171,938)
Fair value as of September 30, 2022	$—

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private
Placement
Fair value as of January 1, 2022	$5,189,004
Change in fair value	(4,000,391)
Transfer to Level 2	(1,188,613)
Fair value as of September 30, 2022	$—

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2021:

December 31,
Public and Private Placement Warrants	2021
Exercise price	$11.5
Share price	$9.72
Volatility	12.1%
Expected life	5.57
Risk-free rate	1.31%
Dividend yield	—%

	September 30,	December 31,
Forward Purchase Agreement	2022	2021
Share price	$9.90	$9.72
Forward Purchase Price	$10.00	$10.00
Expected life	0.39	0.57
Risk-free rate	3.65%	0.22%
NPV of Per-Share Commitment	$9.86	$9.99

The primary significant unobservable input used in the December 31, 2021  fair value measurement of the Company’s Private Placement Warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the warrant liabilities classified as Level 3:

Derivative Liabilities
Fair value at December 31, 2020	$—
Initial value of public and private warrant liabilities at February 18, 2021	10,851,878
Change in fair value	(4,899,565)
Public Warrants reclassified to level 1	(891,000)
Fair value at September 30, 2021	5,061,313
Change in fair value	127,691
Fair value at December 31, 2021	5,189,004
Change in fair value	(4,000,391)
Transfer to level 2	(1,188,613)
Fair Value at September 30, 2022	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in April 2021 when the Public Warrants were separately listed and traded amounted to approximately $891,000. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement in September 2022 amounted to $1,188,613.

The following table presents the changes in the fair value of FPA Derivative asset (liability):

Derivate liability - forward purchase agreement at February 18, 2021	$(521,597)
Change in fair value of derivate instrument related to forward purchase agreement	531,003
Derivative asset - forward purchase agreement at September 30, 2021	9,406
Change in fair value of derivate instrument related to forward purchase agreement	26,434
Derivative asset - forward purchase agreement at December 31, 2021	35,840
Change in fair value of derivate instrument related to forward purchase agreement	(189,600)
Derivative liability - forward purchase agreement at September 30, 2022	$(153,760)

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Medicus Sciences Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Medicus Sciences Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain capitalized terms used but not defined in the below discussion and elsewhere in this Quarterly Report have the meanings ascribed to them in the footnotes to the accompanying unaudited condensed financial statements included as part of this Quarterly Report.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the Cayman Islands in November 26, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the IPO and the sale of the Private Placement Warrants, our ordinary shares, debt or a combination of cash, shares and debt.

All activity through September 30, 2022 relates to our formation, IPO, and search for a prospective initial Business Combination target.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 26, 2020 (inception) to September 30, 2022, were organizational activities and those necessary to consummate the IPO and subsequent to the IPO, the search for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and investments held in the Trust Account after the IPO. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence on target companies for our initial Business Combination.

For the three months ended September 30, 2022, we had a net income of $382,828, which consisted of interest earned on investments held in Trust Account of $305,878 and change in fair value of warrant liability and derivative liability - FPA, net of $251,076, offset by operating costs of $174,126.

For the nine months ended September 30, 2022, we had a net income of $4,205,041, which consisted of interest earned on investments held in Trust Account of $378,060 and change in fair value of warrant liability and derivative liability - FPA, net of $4,385,177, offset by operating costs of $558,196.

For the three months ended September 30, 2021, we had a net income of $2,259,376 which consisted of non-cash gain of $2,426,517 related to changes in the fair value of the warrants and FPA, formation costs and costs related to our IPO and search for a prospective initial Business Combination target of $168,309, and interest earned on the investments held in the Trust Account of $1,168.

For the nine months ended September 30, 2021, we had a net income of $2,162,712 which consisted of non-cash gain of $2,831,668 related to changes in the fair value of the warrants and FPA and interest earned on the investments held in the Trust Account of $7,046, offset by the loss from offering cost expenses allocated to warrants of $205,898 and formation costs and costs related to our IPO and search for a prospective initial Business Combination target of $470,104.

Liquidity and Capital Resources

As of September 30, 2022, we had cash of $976,557, available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use except that interest earned on the Trust Account can be released to us for payment of taxes, prior to an initial Business Combination.

On February 18, 2021, we consummated the IPO of 9,200,000 units, including 1,200,000 units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover over-allotments, at $10.00 per unit, generating gross proceeds of $92,000,000.

Simultaneously with the closing of the IPO, we consummated the sale of 5,022,222 Private Placement Warrants to the Sponsor and Maxim Partners LLC (3,642,222 Private Placement Warrants to the Sponsor and 1,380,000 to Maxim Partners LLC) at a price of $0.90 per Private Placement Warrant, generating total gross proceeds of $4,520,000.

Transaction costs amounted to $4,677,181 consisting of $1,840,000 of underwriting commissions, $2,300,000 of deferred underwriting commissions, the fair value of the representative shares of $920 and $537,181 of other cash offering costs.

Following the closing of the IPO, an aggregate of $92,000,000 ($10.00 per unit) from the net proceeds and the sale of the Private Placement Warrants was held in the Trust Account.

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

The cash held outside of the Trust Account as of September 30, 2022 may not be sufficient to allow us to operate until February 18, 2023 (liquidation date), assuming that an initial Business Combination is not consummated during that time. If our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 18, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination; however we cannot guarantee that a Business Combination will take place. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 18, 2023.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies and estimates:

Warrant Liabilities and Derivative Liabilities - Forward Purchase Agreement

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

We account for the warrants and FPA in accordance with ASC 815-40 under which the warrants and FPA do not meet the criteria for equity classification and must be recorded as derivatives. The fair value of the public warrants were initially estimated using a Monte Carlo simulation model. The Public and Private Placement Warrants have been estimated using its quoted market price as of September 30, 2022. The fair value of the Private Placement Warrants has historically been estimated using the modified Black-Scholes-Merton model. The fair value of the FPA has been estimated using an adjusted net assets method.

Offering Costs Associated with the IPO

We comply with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. We allocated the offering costs between ordinary shares and warrants using a relative fair value method, pursuant to which the offering costs allocated to the public warrants will be expensed immediately. Accordingly, as of September 30, 2022, allocated offering costs in the aggregate of $205,898 have been charged to operations.

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

As of the date of this Quarterly Report, management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

As required by Rules 13a-15 and15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for a smaller reporting company. However, as of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, and the quarterly reports on Form 10-Q for the quarters ended March 31, 2021, September 30, 2021, March 31, 2022 and June 30, 2022, respectively, and final prospectus for the IPO filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

We may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or business combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit an initial Business Combination to be consummated with us, we may not be able to consummate a Business Combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Outside the United States, laws or regulations may affect our ability to consummate a Business Combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies (“SPACs”) that do not have similar ownership issues. Moreover, the process of government review could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

There may be significant competition for us to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their initial business combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are a large number of SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

For a description of the use of proceeds generated in our IPO and the private placement, see Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on May 24, 2021. As of the date of this Quarterly Report, there has been no material change in the planned use of the proceeds from the Company’s IPO and the private placement as is described in the Company’s final prospectus, dated December 23, 2020.

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

MEDICUS SCIENCES ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Michael Castor
	Name:	Michael Castor
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Judah Drillick
	Name:	Judah Drillick
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)